Form 10-Q
period 2002-06-30
BIW LTD
filed 2002-08-14
CIK 1169237

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR QUARTER ENDED JUNE 30, 2002
                         COMMISSION FILE NUMBER 1-31374


                                   BIW LIMITED
                                   -----------
             (Exact name of registrant as specified in its charter)


CONNECTICUT                                                   04-3617838
-----------                                                   ----------
(State of Incorporation of Organization)              (I.R.S Employer I.D. No.)


230 BEAVER STREET, ANSONIA, CT                                  06401
------------------------------                                  -----
(Address of principal executive office)                       (Zip Code)


       (Registrant's telephone number, including area code: (203) 735-1888
                                                            --------------

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports; and (2) has been subject to such filing requirements for the past 90 days.

         YES    X                                      NO
            ---------                                    ---------


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                        Outstanding at July 31, 2002
      --------------------------            ----------------------------
      COMMON STOCK, NO PAR VALUE                     1,632,880


                                       1
================================================================================

                          PART I. FINANCIAL INFORMATION
                          -----------------------------


ITEM 1   FINANCIAL STATEMENTS

                                   BIW Limited
                                   -----------
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
             -------------------------------------------------------
                                   (UNAUDITED)
                                   -----------

                                                    Three Months Ended              Six Months Ended
                                                         June 30,                        June 30,
                                                   2002            2001            2002            2001
                                               -----------     -----------     -----------     -----------
Operating revenue                              $ 1,161,474     $ 1,151,768     $ 2,198,621     $ 2,244,120
                                               -----------     -----------     -----------     -----------
Operating expenses:
  Operating expenses                               683,152         651,186       1,340,599       1,267,169
  Maintenance expenses                              66,528          46,512         135,948         116,109
  Depreciation                                     137,500         130,002         274,998         260,004
  Taxes other than income taxes                     89,757          84,720         177,921         170,946
  Taxes on income                                   33,009          52,761          37,418          69,521
                                               -----------     -----------     -----------     -----------
Total operating expenses                         1,009,946         965,181       1,966,884       1,883,749
                                               -----------     -----------     -----------     -----------

Utility operating income                           151,528         186,587         231,737         360,371

Amortization of prior years'
  Deferred income on land dispositions
  (net of income taxes)                             98,694          16,131         197,388          32,262
Other income, net (including allowance
  for funds used during construction of
  $20,387 in 2002 and $33,076 in 2001)              50,747          11,571          93,238          44,722
                                               -----------     -----------     -----------     -----------

Income before interest expense                     300,969         214,289         522,363         437,355

Interest and amortization of debt discount         106,581         147,882         213,166         290,078
Income from dispositions of land (net of
  income taxes)                                        -         3,051,258             -         3,051,258
                                               -----------     -----------     -----------     -----------

Net income                                         194,388       3,117,665         309,197       3,198,535

Retained earnings, beginning                    10,016,709       5,280,633      10,146,829       5,435,602
Dividends                                          245,035         235,521         489,964         471,360
                                               -----------     -----------     -----------     -----------

Retained earnings, ending                      $ 9,966,062     $ 8,162,777     $ 9,966,062     $ 8,162,777
                                               ===========     ===========     ===========     ===========

Earnings per share - basic                     $       .12     $      1.92     $       .19     $      1.97
                                               ===========     ===========     ===========     ===========

Earnings per share - diluted                   $       .12     $      1.88     $       .19     $      1.93
                                               ===========     ===========     ===========     ===========

Dividends per share                            $       .15     $      .145     $       .30     $       .29
                                               ===========     ===========     ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                   BIW Limited
                                   -----------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                   (Unaudited)
                                                     June 30,        Dec. 31,
                                                       2002            2001
                                                   ------------    ------------
ASSETS:
-------
Utility plant                                      $ 25,809,166    $ 25,141,679
Accumulated depreciation                             (7,746,604)     (7,465,532)
                                                   ------------    ------------
Net utility plant                                    18,062,562      17,676,147
                                                   ------------    ------------

Current Assets:
     Cash and cash equivalents                        2,076,663       3,039,640
     Accounts receivable, net of
      allowance for doubtful accounts                   482,302         480,849
     Accrued utility revenue                            493,790         458,996
     Materials & supplies                               138,995         109,033
        Prepayments                                     129,493          44,943
                                                   ------------    ------------
              Total current assets                    3,321,243       4,133,461
                                                   ------------    ------------

Deferred charges                                        120,085          62,303
Unamortized debt expense                                113,614         122,894
Regulatory asset - income taxes recoverable             355,636         355,636
Other assets                                            299,539         330,146
                                                   ------------    ------------
                                                        888,874         870,979
                                                   ------------    ------------
                                                   $ 22,272,679    $ 22,680,587
                                                   ============    ============
STOCKHOLDERS' EQUITY AND LIABILITIES
------------------------------------
Stockholders' Equity:
     Common Stock, no par value, authorized
     5,000,000 shares at 6/30/02, 2,000,000
     shares at 12/31/01; issued and outstanding
     at 6/30/02 and 12/31/01, 1,632,880 shares     $  2,965,269    $  2,929,756
     Retained earnings                                9,966,062      10,146,829
                                                   ------------    ------------
                                                     12,931,331      13,076,585
                                                   ------------    ------------

Long-term debt                                        4,136,000       4,136,000
                                                   ------------    ------------

Current Liabilities:

     Current portion of long-term debt                   94,000          94,000
     Accounts payable and accrued liabilities           560,151         613,189
                                                   ------------    ------------
              Total current liabilities                 654,151         707,189
                                                   ------------    ------------

Customers' advances for construction                    426,933       1,191,030
Contributions in aid of construction                  1,955,152       1,195,934
Regulatory liability-income taxes refundable            149,617         149,617
Deferred income taxes                                 1,457,625       1,383,843
Deferred income on disposition of land                  561,870         840,389
                                                   ------------    ------------
                                                      4,551,197       4,760,813
                                                   ------------    ------------

                                                   $ 22,272,679    $ 22,680,587
                                                   ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                                   BIW Limited
                                   -----------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (UNAUDITED)
                                   -----------

                                                                 Six Months Ended June 30,
                                                                   2002             2001
                                                               -----------      -----------
Cash flows from operating activities
    Net income                                                 $   309,197      $ 3,198,535
                                                               -----------      -----------
Adjustments to reconcile net income to
     net cash provided by operating activities:
Income from land dispositions                                          -         (3,051,258)
Depreciation and amortization                                      303,154          286,870
Amortization of deferred income, net of tax                       (197,388)         (32,262)
Deferred income taxes                                               (7,350)      (1,689,484)
     Increases and decreases in assets
     and liabilities:
Accounts receivable and accrued utility revenue                    (36,247)          19,278
Materials and supplies                                             (29,962)         (43,806)
Prepayments                                                        (84,800)         (66,822)
Accounts payable and accrued expenses                              (53,038)       1,601,517
                                                               -----------      -----------

Total adjustments                                                 (105,631)      (2,975,967)
                                                               -----------      -----------

Net cash flows provided by operating activities                    203,566          222,568
                                                               -----------      -----------

Cash flows from investing activities:
     Proceeds from land dispositions                                   -          5,530,000
     Net construction expenditures                                (667,487)        (748,736)
     Sales of utility plant                                            -             14,100
     Customer refunds                                               (4,880)          (6,177)
     Other assets and deferred charges, net                        (39,726)        (125,832)
                                                               -----------      -----------
Net cash flows provided by (used in)
     investing activities                                         (712,093)       4,663,355
                                                               -----------      -----------
Cash flows from financing activities:
     Decrease in note payable                                          -         (2,236,714)
     Dividends paid - net                                         (454,450)        (425,844)
                                                               -----------      -----------
Net cash flows used in
     financing activities:                                        (454,450)      (2,662,558)
                                                               -----------      -----------

Net increase (decrease) in cash & cash equivalents                (962,977)       2,223,365

Cash and cash equivalents, beginning                             3,039,640           41,477
                                                               -----------      -----------
Cash and cash equivalents, ending                              $ 2,076,663      $ 2,264,842
                                                               ===========      ===========
Supplemental disclosure of cash flow information:
     Cash paid for
        Interest                                               $   203,886      $   288,293
        Income taxes                                           $   108,000      $    26,000

Supplemental disclosure of non-cash flow information:
     The Company receives contributions of plant from
     builders and developers. These contributions of
     plant are reported in utility plant and in customers'
     advances for construction. The contributions are
     deducted from construction expenditures
     by the Company
              Gross plant, additions                               667,487          748,736
              Customers' advances for construction                     -                -
                                                               -----------      -----------
              Capital expenditures, net                        $   667,487      $   748,736
                                                               ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                   BIW Limited
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         BIW Limited (the "Company"), formed in March 2002, is a non-operating holding company whose income is derived from Birmingham Utilities, Inc. (the "Subsidiary"), a specially chartered public service corporation in the business of collecting and distributing water for domestic, commercial and industrial uses and fire protection. The Subsidiary provides water to Ansonia and Derby, Connecticut and in small parts of the contiguous Town of Seymour with a population of approximately 31,000 people. BIW Limited became the holding company for Birmingham Utilities, Inc. pursuant to an Agreement and Plan of Merger and Share Exchange effective June 28, 2002 (See Note 5).

         The Subsidiary is subject to the jurisdiction of the Connecticut Department of Public Utility Control ("DPUC") as to accounting, financing, ratemaking, disposal of property, the issuance of long-term securities and other matters affecting its operations. The Connecticut Department of Public Health (The "Health Department" or "DPH") has regulatory powers over the Subsidiary under state law with respect to water quality, sources of supply, and the use of watershed land. The Connecticut Department of Environmental Protection ("DEP") is authorized to regulate the Subsidiary's operations with regard to water pollution abatement, diversion of water from streams and rivers, safety of dams and the location, construction and alteration of certain water facilities. The Subsidiary's activities are also subject to regulation with regard to environmental and other operational matters by federal, state and local authorities, including, without limitation, zoning authorities.

         The Subsidiary is subject to regulation of its water quality under the Federal Safe Drinking Water Act ("SDWA"). The United States Environmental Protection Agency has granted to the Health Department the primary enforcement responsibility in Connecticut under the SDWA. The Health Department has established regulations containing maximum limits on contaminants, which have or may have an adverse effect on health.

NOTE 1  - QUARTERLY FINANCIAL DATA
----------------------------------
         The accompanying consolidated financial statements of BIW Limited have been prepared in accordance with accounting principles generally accepted in the United States of America, without audit, except for the Balance Sheet for the year ending December 31, 2001, which has been audited. The interim financial information conforms to the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, as applied in the case of rate-regulated public utilities, complies with the Uniform System of Accounts and ratemaking practices prescribed by the authorities. In management's opinion, these consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. Certain information and footnote disclosures required by accounting principles generally accepted in the United States of America have been omitted, pursuant to such rules and regulations; although the Company believes that the disclosures are adequate to make the information presented not misleading. For further information, refer to the financial statements and accompanying footnotes included in the Subsidiary's Annual Report on Form 10-K for the year ended December 31, 2001.

         The Subsidiary's business of selling water is to a certain extent seasonal because water consumption normally increases during the warmer summer months. Other factors affecting the comparability of various accounting periods include the timing of rate increases and the timing and magnitude of property sales. Accordingly, annualization of the results of operations for the six months ended June 30, 2002 and June 30, 2001 would not necessarily accurately forecast the annual results of each year.

NOTE  2 -  PRINCIPLES OF CONSOLIDATION
--------------------------------------
         The consolidated financial statements include the accounts of BIW Limited and its wholly-owned subsidiary Birmingham Utilities, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE  3 - CALCULATION OF WEIGHTED AVERAGE SHARES
------------------------------------------------
          OUTSTANDING-DILUTED
          -------------------

         The following table summarizes the number of common shares used in the calculation of earnings per share.

                                          Three Months Ended           Six Months Ended
                                         6/30/02       6/30/01       6/30/02       6/30/01
                                        ---------     ---------     ---------     ---------
Weighted average shares outstanding
 for earnings per share, basic          1,632,880     1,624,297     1,632,880     1,623,684

Incremental shares from assumed
 conversion of stock options               37,026        33,413        36,479        32,084
                                        ---------     ---------     ---------     ---------
Weighted average shares outstanding
 for earnings per share, diluted        1,669,906     1,657,710     1,669,359     1,655,768
                                        =========     =========     =========     =========

NOTE 4 - LAND SALES
-------------------

         On May 21, 2002 the Subsidiary filed an application with the DPUC for the sale of approximately 27 acres of excess water company lands. The DEP has notified the Subsidiary of its intent to purchase this property. Hearings were held on July 25 and 26, 2002 by the DPUC regarding this sale. The sales price is expected to approximate $575,000. Although there can be no assurance of DPUC approval, the Company sees no reason why the DPUC would not approve this transaction.

         On August 17, 2001, the Subsidiary sold 322 acres of unimproved land in Seymour, Connecticut to the DEP for $4,338,000. The DEP exercised its right to purchase this property in accordance with Section 16-50d of the Connecticut General Statutes. Notification for this purchase was given to the Subsidiary by the DEP on February 13, 2001, subsequent to the DPUC decision approving a sale to Toll Brothers, Inc. ("Toll Bros.") for the same price. The funds from this sale were held in escrow until September 25, 2001 when Toll Bros. agreed to remove all legal actions it had filed in regard to its contractual rights and administrative appeals for this sale. The total gain on this sale amounted to $2,288,297 of which $206,176 was deferred and will be recognized over a 3-year period as approved by the DPUC.

         On June 28, 2001, the Subsidiary sold 570 acres of unimproved land in Ansonia and Seymour, Connecticut to the DEP for $5,250,000. An additional $250,000 was contributed by the City of Ansonia for a total selling price of $5,500,000. This land was sold below market value, and therefore, the transaction was classified as a bargain sale for income tax purposes. The net gain from the sale amounted to $3,350,000 of which $315,698 was deferred and will be recognized over a 3 year period as approved by the DPUC. As a result of the bargain sale, the net gain includes tax deductions of $571,300 of which $407,400 was carried forward to reduce the Subsidiary's tax liability in subsequent years. The $571,300 tax deduction is comprised of contribution deductions and state tax credits of $2,316,600 offset by a valuation allowance of $1,745,300.

         On April 18, 2001, the Subsidiary sold a small parcel of property, approximately one quarter of an acre, in Ansonia, CT to Giaimo Associates for $30,000. The net gain on this transaction amounted to $16,956. The DPUC did not approve this transaction, as the sales price was less than the required $50,000.

NOTE 5 - CORPORATE RESTRUCTURING
--------------------------------

         On January 17, 2002, Birmingham Utilities, Inc., in accordance with
Section 16-47 of the Connecticut General Statutes, filed an application with the DPUC requesting approval for the establishment of a holding company. The Company believes the holding company structure will better support business opportunities that exist in the marketplace and separate these activities from regulated company activities. On May 8, 2002 the DPUC issued a decision granting approval of the holding company structure. Shareholders subsequently approved the holding company structure on June 25, 2002 at the Subsidiary's Annual Meeting and on June 28, 2002 a Certificate of Merger was filed with the Secretary of the State of Connecticut and became effective.

         In order to implement the plan of merger and share exchange, Birmingham Utilities, Inc. formed BIW Limited as Birmingham Utilities, Inc.'s wholly-owned subsidiary. BIW Limited, in turn, formed its own wholly-owned subsidiary, Birmingham Mergings, Inc. The plan of merger and share exchange was unanimously approved by the boards of directors of Birmingham Utilities, Inc., BIW Limited and Birmingham Mergings, Inc., by Birmingham Utilities, Inc. as the sole stockholder of BIW Limited, and by BIW Limited as the sole stockholder of Birmingham Mergings, Inc. On June 28, 2002, the following events ocurred:

          o Birmingham Mergings, Inc. merged with and into Birmingham Utilities, Inc.with Birmingham Utilities, Inc. being the surviving corporation;
          o Each outstanding share of Birmingham Mergings common stock was automatically converted into one share of Birmingham Utilities, Inc. common stock;
          o Each previously outstanding share of Birmingham Utilities, Inc. common stock was automatically converted into one share of BIW Limited common stock; and
          o Each share of BIW Limited common stock owned by Birmingham Utilities, Inc. was automatically cancelled.

         Neither the certificate of incorporation of Birmingham Utilities, Inc., nor Birmingham Utilities, Inc.'s bylaws, were affected by the plan of merger and share exchange. BIW Limited is governed by its own separate certificate of incorporation that was filed with the Secretary of State of the State of Connecticut on March 13, 2002 and by its own separate bylaws. Upon effectiveness of the merger, each of the directors and officers of Birmingham Utilities, Inc. also became the directors and officers of BIW Limited.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
--------------------------------------------------------------------------
         FINANCIAL CONDITION
         -------------------
         Management's Discussion and Analysis of the Results of Operations and Financial Condition contained in the Company's Annual Report on Form 10K for the year ended December 31, 2001 should be read in conjunction with the comments below.

CAPITAL RESOURCES AND LIQUIDITY

         Completion of the Subsidiary's Long Term Capital Improvement Program is dependent upon the Company's ability to raise capital from external sources, including, for the purpose of this analysis, proceeds from the sale of the Subsidiary's holdings of excess land. For the six months ended June 30, 2002 and 2001, the Subsidiary's additions to utility plant, net of customer advances, were $667,487 and $748,736, respectively (See Statement of Cash Flows). These additions were financed primarily from external sources, namely proceeds from land sales.

         The Subsidiary has outstanding $4,230,000 principal amount of Mortgage Bonds, due September 1, 2011, issued under its Mortgage Indenture. The Mortgage Indenture limits the issuing of additional First Mortgage Bonds and the payment of dividends. It does not, however, restrict the issuance of either long term or short-term debt, which is either unsecured or secured with liens subordinate to the lien of the Mortgage Indenture.

         The Subsidiary also maintains a $5,000,000 one-year, unsecured revolving line of credit that expires on June 30, 2003. During the revolving period, the Subsidiary can choose between variable rate options of 30, 60, 90 or 180-day LIBOR plus 100 basis points or the Prime plus 0%. The Subsidiary is required to pay interest only during the revolving period. The loan is payable in full at maturity. There were no outstanding borrowings on the revolving line of credit on June 30, 2002.

         The Subsidiary's 2002 Capital Budget of $2,081,000 is two-tiered. The first tier, which consists of typical capital improvements made each year for services, hydrants and meters, is budgeted for $377,000 in 2002, and is expected to be financed primarily with internally generated funds.

         The second tier of the 2002 Capital Budget consists of replacements and betterments, which are part of the Subsidiary's Long Term Capital Improvement Program, and includes $1,704,000 of budgeted plant additions. Plant additions from this part of the 2002 budget will be financed by proceeds of the 2001 land sales and with internally generated funds. Second tier plant additions can be, and portions of it are expected to be, deferred to future years if funds are not available for their construction in 2002.

         The Subsidiary believes that through the sale of land in June and August of 2001, the use of short-term borrowing and the use of internally generated funds, it can generate sufficient capital to support its 5-year capital budget currently estimated at $8,250,000. Internally generated funds in part are dependent on the extent of future rate relief. Future rate relief will be a necessary component in the process of funding this 5-year capital program.

Results of Operations for the six months ended and three months ended
---------------------------------------------------------------------
June 30, 2002 and 2001
----------------------
Net Income
----------
         Net income for the six months ended June 30, 2002 was $309,197 compared with $3,198,535 for the same 2001 period. Land sale income contributed $3,051,258 to the Subsidiary's net income in 2001. There were no land sales in 2002. Operating income for the six months ended June 30, 2002 has increased $161,920 from the comparable 2001 period. Decreased interest charges coupled with increased income from contract operations, increased investment interest income and increased amortizations from prior year land sales more than offset increased operating expenses and lower revenues in 2002. Net income for the three months ended June 30, 2002 was $194,388 compared with $3,117,665 for the comparable 2001 period. Land sales which took place in the second quarter of 2001 did not recur in 2002. Operating income for the second quarter of 2002 is $125,981 above the comparable 2001 period due to the same reasons noted above for the six month period.

Operating Revenues
------------------
         Operating revenues for the first six months of 2002 of $2,198,621 are $45,499 below the comparable 2001 period. Decreased consumption from all classes of customers principally in the first quarter account for this decline. Operating revenues for the three month period ended June 30, 2002 were $9,706 above the comparable 2001 quarter. Consumption during this quarter from the residential class exceeded the comparable 2001 period.

Operating and Maintenance Expenses
----------------------------------
         Operating and Maintenance expenses for the first six months of 2002 of $1,476,547 were $93,269 higher than operating and maintenance expenses of $1,383,278 recorded in the first six months of 2001. Increased legal fees, property and liability insurance as well as shareholder expenses principally relating to the formation of the holding company account for this increase. Increases in these expenses also caused operating and maintenance expenses for the three month period ending June 30, 2002 to exceed the comparable 2001 period.

Depreciation Expense
--------------------
         Depreciation expense for the first six months of 2002 and for the three month period ended June 30, 2002 were $14,994 and $7,498, respectively higher than the comparable 2001 period due to the depreciation expense relating to plant additions that have continued throughout 2001 and into the first half of 2002.

Taxes Other Than Income Taxes
-----------------------------
         Taxes other than income taxes for the six month period ended June 30, 2002 were $6,975 higher than the comparable 2001 period. Increased payroll taxes and property taxes due to new additions to utility plant account for this increase. Taxes other than income taxes for the three month period ended June 30, 2002 were $5,037 higher than the comparable 2001 period. Increased payroll taxes and property taxes also account for this variance.

Other Income
------------
         Other income for the first six months of 2002 was $48,516 higher than the comparable period in 2001. Increased income from contract operations and investment interest income account for this increase. Other income for the three month period ended June 30, 2002 was $39,176 higher than the second quarter of 2001. Increases in contract operating income and investment interest income also account for this increase.

Land Dispositions
-----------------
         When the Subsidiary disposes of land, any gain recognized, net of tax, is shared between ratepayers and stockholders based upon a formula approved by the DPUC. The impact of land dispositions is recognized in two places on the statement of income.

         The statement of income reflects income from the disposition of land (net of taxes) of $3,051,258 for the six months ended June 30, 2001. That amount represents the sale of 570 acres in Ansonia and in Seymour, CT on June 28, 2001 and .25 acres in Ansonia on April 18, 2001.

         That amount represents the stockholders immediate share of income from the land sales. The net gain on both sales totaled $3,366,956 including the deferred portion. The DPUC's March 1, 2000 decision approving the 570 acre sale provided for a three year amortization period as 100% of this parcel will be dedicated as open space. The total gain on the .25 acre sale amounted to $16,956. The DPUC did not approve this sale as the sale price was less than $50,000. No portion of that gain was deferred.

         Land disposition income is also recognized in the financial statements as a component of operating income on the line entitled "Amortization of Deferred Income on Dispositions of Land". These amounts represent the recognition of income deferred on land dispositions, which occurred in prior years. The amortization of deferred income on land dispositions net of tax was $197,388 and $32,262 for the six months ended June 30, 2002 and 2001, and $98,694 and $16,131, respectively, for the three month periods ending June 30, 2002 and 2001.

         Recognition of deferred income will continue over time periods ranging from three to fifteen years, depending upon the amortization period ordered by the DPUC for each particular disposition.

                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
         During the quarter ended June 30, 2002, the only matters submitted to a vote of the holders of the Subsidiary's common stock, its only class of voting stock, were submitted at the Subsidiary's Annual Meeting of Shareholders held on June 25, 2002, as follows:

(a) Election of Directors - All nominees for Director were elected, as follows:

                                         Votes           % O/S            Votes
         Director                          For          Shares          Against
         --------                    ---------          ------          -------
Michael J. Adanti                    1,485,336              90            8,490
Mary Jane Burt                       1,487,736              91            6,090
James E. Cohen                       1,487,472              91            6,354
Alvaro da Silva                      1,487,736              91            6,090
Betsy Henley-Cohn                    1,483,727              90           10,099
Themis Klarides                      1,487,736              91            6,090
Aldore J. Rivers, Jr.                1,486,936              91            6,890
B. Lance Sauerteig                   1,487,736              91            6,090
Kenneth E. Schaible                  1,487,572              91            6,235
John S. Tomac                        1,487,736              91            6,090

(b)      Approval of Auditors

         Dworken, Hillman, LaMorte & Sterczala, P.C. were appointed as independent auditors for the Subsidiary for 2002. Total votes cast were 1,493,826, representing 91.4% of all outstanding shares. 1,482,527, representing 90.8% of all outstanding shares, were cast in favor of the appointment of Dworken, Hillman, LaMorte & Sterczala, P.C.

(c)      Approval of the Holding Company Structure

         The formation of the holding company structure pursuant to an Agreement and Plan of Merger and Share Exchange was approved. Total votes cast were 1,138,680, representing 69.7% of all outstanding shares. 1,095,891, representing 67.1% of all outstanding shares, were cast in favor for the formation of the holding company structure, 19,447 shares were voted against, 23,342 shares abstained, and there were 355,146 broker non-votes.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)      Exhibits - None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             BIW Limited
                                             -----------
                                             Registrant

Date:     August 13, 2002

                                             By:  /s/ John S. Tomac
                                             ----------------------
                                             John S. Tomac, President
                                             (Duly authorized officer, and chief
                                             financial and accounting officer)