Form 10-Q
period 2002-09-30
BIW LTD
filed 2002-11-12
CIK 1169237

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 2002
                         Commission File Number 1-31374


                                   BIW Limited
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



CONNECTICUT                                                    04-3617838
-----------                                                    ----------
(State of Incorporation or Organization)               (I.R.S Employer I.D. No.)

230 Beaver Street, Ansonia, CT                                    06401
------------------------------                                    -----
(Address of principal executive office)                         (Zip Code)


       Registrant's telephone number, including area code: (203) 735-1888
                                                           --------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports; and (2) has been subject to such filing requirements for the past 90 days.

                       YES  [X]                   NO  [_]

Indicate by check mark whether the registrant: is an accelerated filer (as defined in Rule 2b-2 of the Exchange Act).

                       YES  [_]                   NO  [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                         Outstanding at September 30, 2002
              -----                         ---------------------------------
    Common Stock, No Par Value                          1,632,880
================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   BIW Limited
                                   -----------
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
             -------------------------------------------------------
                                   (UNAUDITED)
                                   -----------

                                                  Three Months Ended            Nine Months Ended
                                                    September 30,                 September 30,
                                                 2002            2001          2002           2001
                                             ------------   ------------   ------------   ------------
Operating revenue                            $  1,211,304   $  1,236,859   $  3,409,925   $  3,480,979
                                             ------------   ------------   ------------   ------------
Operating expenses:
  Operating expenses                              699,337        629,948      2,039,936      1,897,117
  Maintenance expenses                             38,137         41,979        174,085        158,088
  Depreciation                                    137,499        130,002        412,497        390,006
  Taxes other than income taxes                   106,766         78,982        284,687        249,928
  Taxes on income                                  92,962         61,151        130,380        130,672
                                             ------------   ------------   ------------   ------------
Total operating expenses                        1,074,701        942,062      3,041,585      2,825,811
                                             ------------   ------------   ------------   ------------

Utility operating income                          136,603        294,797        368,340        655,168

Amortization of prior years'
  deferred income on land dispositions
  (net of income taxes)                            98,693         16,131        296,081         48,393

Other income, net (including allowance
  for funds used during construction of
  $30,860 in 2002 and $49,614 in 2001)             83,547         62,799        176,785        107,521
                                             ------------   ------------   ------------   ------------

Income before interest expense                    318,843        373,727        841,206        811,082

Interest and amortization of debt discount        105,250        107,361        318,416        397,439
Income from dispositions of land (net of
  income taxes)                                   261,317      2,082,121        261,317      5,133,379
                                             ------------   ------------   ------------   ------------

Net income                                   $    474,910   $  2,348,487   $    784,107   $  5,547,022

Retained earnings, beginning                 $  9,966,062   $  8,162,777   $ 10,146,829   $  5,435,602
Dividends                                         244,900        235,796        734,864        707,156
                                             ------------   ------------   ------------   ------------

Retained earnings, ending                    $ 10,196,072   $ 10,275,468   $ 10,196,072   $ 10,275,468
                                             ============   ============   ============   ============

Earnings per share - basic                          $0.29         $ 1.44          $0.48         $ 3.41
                                                    =====         ======          =====         ======
Earnings per share - diluted                        $0.28         $ 1.41          $0.47         $ 3.35
                                                    =====         ======          =====         ======
Dividends per share                                 $0.15         $0.145          $0.45         $0.435
                                                    =====         ======          =====         ======

The accompanying notes are an integral part of these consolidated financial statements.

                                   BIW Limited
                                   -----------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                              (Unaudited)
                                             September 30,     Dec. 31,
                                                 2002           2001
                                             ------------   ------------
ASSETS:
-------
Utility plant                                $ 26,256,615   $ 25,141,679
Accumulated depreciation                       (7,884,266)    (7,465,532)
                                             ------------   ------------
Net utility plant                              18,372,349     17,676,147
                                             ------------   ------------

Current assets:
      Cash and cash equivalents                 2,101,820      3,039,640
      Accounts receivable, net of
       allowance for doubtful accounts            423,010        480,849
      Accrued utility revenue                     480,311        458,996
      Materials & supplies                        146,236        109,033
        Prepayments                               107,577         44,943
                                             ------------   ------------
                Total current assets            3,258,954      4,133,461
                                             ------------   ------------

Deferred charges                                   71,035         62,303
Unamortized debt expense                          109,552        122,894
Regulatory asset - income taxes recoverable       355,636        355,636
Other assets                                      307,410        330,146
                                             ------------   ------------
                                                  843,633        870,979
                                             ------------   ------------
                                             $ 22,474,936   $ 22,680,587
                                             ============   ============

STOCKHOLDERS' EQUITY AND LIABILITIES:
-------------------------------------
Stockholders' equity:
  Common stock, no par value, authorized
    5,000,000 shares at 9/30/02, 2,000,000
    shares at 12/31/01; issued and
    outstanding at 9/30/02 and 12/31/01,
    1,632,880 shares                         $  2,965,169   $  2,929,756
  Retained earnings                            10,196,072     10,146,829
                                             ------------   ------------
                                               13,161,241     13,076,585
                                             ------------   ------------

Long-term debt                                  4,042,000      4,136,000
                                             ------------   ------------

Current liabilities:
  Current portion of long-term debt                94,000         94,000
  Accounts payable and accrued liabilities        594,107        613,189
                                             ------------   ------------
                Total current liabilities         688,107        707,189
                                             ------------   ------------

Customers' advances for construction              439,593      1,191,030
Contributions in aid of construction            2,004,927      1,195,934
Regulatory liability-income taxes refundable      149,617        149,617
Deferred income taxes                           1,566,841      1,383,843
Deferred income on disposition of land            422,610        840,389
                                             ------------   ------------
                                                4,583,588      4,760,813
                                             ------------   ------------
                                             $ 22,474,936   $ 22,680,587
                                             ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                                   BIW Limited
                                   -----------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (UNAUDITED)
                                   -----------

                                                           Nine Months Ended September 30,
Cash flows from operating activities:                           2002           2001
                                                            ------------   ------------
      Net income                                            $    784,107   $  5,547,022
                                                            ------------   ------------
Adjustments to reconcile net income to net cash provided
  by (used in) operating activities:
Income from land dispositions                                   (421,576)    (7,694,128)
Depreciation and amortization                                    453,798        430,304
Amortization of deferred income, net of tax                     (296,081)       (48,393)
Deferred income taxes                                             57,896       (248,305)

      Increases and decreases in assets and liabilities:
Accounts receivable and accrued utility revenue                   36,524       (103,553)
Materials and supplies                                           (37,203)       (35,210)
Prepayments                                                      (62,884)       (39,765)
Accounts payable and accrued expenses                            (19,082)       971,275
                                                            ------------   ------------

Total adjustments                                               (288,608)    (6,767,775)
                                                            ------------   ------------

Net cash flows provided by (used in) operating activities        495,499     (1,220,753)
                                                            ------------   ------------
Cash flows from investing activities:
Proceeds from land dispositions                                  537,500      9,868,000
Net construction expenditures                                 (1,103,282)    (1,071,690)
Sales of utility plant                                                -          14,245
Other assets and deferred charges, net                           (74,155)      (545,710)
                                                            ------------   ------------
Net cash flows provided by (used in)
      investing activities                                      (639,937)     8,264,845
                                                            ------------   ------------
Cash flows from financing activities:
      Increase (decrease) in note payable                             -      (2,236,714)
      Decrease in long-term debt                                 (94,000)       (94,000)
      Dividends paid, net                                       (699,382)      (631,599)
                                                            ------------   ------------
Net cash flows used in
      financing activities:                                     (793,382)    (2,962,313)
                                                            ------------   ------------

Net increase (decrease) in cash & cash equivalents              (937,820)     4,081,779
Cash & cash equivalents, beginning                             3,039,640         41,477
                                                            ------------   ------------
Cash & cash equivalents, ending                             $  2,101,820   $  4,123,256
                                                            ============   ============
Supplemental disclosure of cash flow information:
      Cash paid for
         Interest                                           $    407,772   $    495,799
         Income taxes                                            108,000      1,445,088
Supplemental disclosure of non-cash flow information:
  The Company receives contributions of plant from
  builders and developers. These contributions of
  plant are reported in utility plant and in customers'
  advances for construction. The contributions are
  deducted from construction expenditures by the
  Company.
                Gross plant, additions                      $  1,115,942   $  1,077,218
                Customers' advances for construction             (12,660)        (5,528)
                                                            ------------   ------------
                Capital expenditures, net                   $  1,103,282   $  1,071,690
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

NOTE 1  -  QUARTERLY FINANCIAL DATA
-----------------------------------

     The accompanying consolidated financial statements of BIW Limited have been prepared in accordance with accounting principles generally accepted in the United States of America, without audit, except for the Balance Sheet for the year ended December 31, 2001, which has been audited. The interim financial information conforms to the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, as applied in the case of rate-regulated public utilities, complies with the Uniform System of Accounts and ratemaking practices prescribed by the authorities. In management's opinion, these consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. Certain information and footnote disclosures required by accounting principles generally accepted in the United States of America have been omitted, pursuant to such rules and regulations; although the Company believes that the disclosures are adequate to make the information presented not misleading. For further information, refer to the financial statements and accompanying footnotes included in the Subsidiary's Annual Report on Form 10-K for the year ended December 31, 2001.

     The Subsidiary's business of selling water is to a certain extent seasonal because water consumption normally increases during the warmer summer months. Other factors affecting the comparability of various accounting periods include the timing of rate increases and the timing and magnitude of property sales. Accordingly, annualization of the results of operations for the nine months ended September 30, 2002 and September 30, 2001 would not necessarily accurately forecast the annual results of each year.


NOTE 2  -  PRINCIPLES OF CONSOLIDATION
--------------------------------------

     The consolidated financial statements include the accounts of BIW Limited and its wholly-owned subsidiary Birmingham Utilities, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.


NOTE 3  -  CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING-DILUTED
---------------------------------------------------------------------

     The following table summarizes the number of common shares used in the calculation of earnings per share.

                                                 Three Months Ended              Nine Months Ended
                                                9/30/02        9/30/01        9/30/02        9/30/01
                                             ------------   ------------   ------------   ------------
Weighted average shares outstanding
 for earnings per share, basic                  1,632,880      1,626,165      1,632,880      1,624,522
Incremental shares from assumed
 conversion of stock options                       35,430         34,118         36,125         32,774
                                             ------------   ------------   ------------   ------------
Weighted average shares outstanding
 for earnings per share, diluted                1,668,310      1,660,283      1,669,005      1,657,296
                                             ============   ============   ============   ============

NOTE 4  -  LAND SALES
---------------------

     On September 27, 2002, the Subsidiary sold 27 acres of unimproved land in Seymour, Connecticut to the State of Connecticut, Department of Environmental Protection ("DEP") for $537,500. The after tax gain on this transaction amounted to $311,092, of which 16% or $49,775, was allocated by the DPUC to an account stipulated as an offset to rate base for a period of 40 years. The rate base offset account does not represent a claim by ratepayers on any assets of the Subsidiary. Rather, at the time of the Subsidiary's next rate case, the rate base offset account will be utilized in calculating rate base.

     On August 17, 2001, the Company sold 322 acres of unimproved land in Seymour, Connecticut to the DEP for $4,338,000. The DEP exercised its right to purchase this property in accordance with Section 16-50d of the Connecticut General Statutes. Notification for this purchase was given to the Company by the DEP on February 13, 2001, subsequent to the DPUC decision approving a sale to Toll Brothers, Inc. ("Toll Bros.") for the same price. The funds from this sale were held in escrow until September 25, 2001 when Toll Bros. agreed to remove all legal actions it had filed in regard to its contractual rights and administrative appeals for this sale. The total gain on this sale amounted to $2,288,297, of which $206,176 was deferred and will be recognized over a 3-year period as approved by the DPUC.

     On June 28, 2001, the Company sold 570 acres of unimproved land in Ansonia and Seymour, Connecticut to the DEP for $5,250,000. An additional $250,000 was contributed by the City of Ansonia for a total selling price of $5,500,000. This land was sold below market value, and therefore, the transaction was classified as a bargain sale for income tax purposes. The net gain from the sale amounted to $3,350,000, of which $315,698 was deferred and will be recognized over a 3-year period as approved by the DPUC. As a result of the bargain sale, the net gain includes tax deductions of $571,300, of which $402,000 will be carried forward to reduce the Company's tax liability in subsequent years. The $571,300 tax deduction is comprised of contribution deductions and state tax credits of $2,316,600 offset by a valuation allowance of $1,745,300.

     On April 18, 2001, the Company sold a small parcel of property, approximately one quarter of an acre, in Ansonia, CT to Giaimo Associates for $30,000. The net gain on this transaction amounted to $16,956. The DPUC was not required to approve this transaction, as the sales price was less than the required threshold of $50,000.


NOTE 5  -  CORPORATE RESTRUCTURING
----------------------------------

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

     In order to implement the plan of merger and share exchange, Birmingham Utilities, Inc. formed BIW Limited as Birmingham Utilities, Inc.'s wholly-owned subsidiary. BIW Limited, in turn, formed its own wholly-owned subsidiary, Birmingham Mergings, Inc. The plan of merger and share exchange was unanimously approved by the boards of directors of Birmingham Utilities, Inc., BIW Limited and Birmingham Mergings, Inc., by Birmingham Utilities, Inc. as the sole stockholder of BIW Limited, and by BIW Limited as the sole stockholder of Birmingham Mergings, Inc. On June 28, 2002, the following events occurred:

     o Birmingham Mergings, Inc. merged with and into Birmingham Utilities, Inc. with Birmingham Utilities, Inc. being the surviving corporation;

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
--------------------------------------------------------------------------
         FINANCIAL CONDITION
         -------------------

     Management's Discussion and Analysis of the Results of Operations and Financial Condition contained in the Company's Annual Report on Form 10K for the year ending December 31, 2001 should be read in conjunction with the comments below.

CAPITAL RESOURCES AND LIQUIDITY

     Completion of the Subsidiary's Long Term Capital Improvement Program is dependent upon the Company's ability to raise capital from external sources, including, for the purpose of this analysis, proceeds from the sale of the Subsidiary's holdings of excess land. For the nine months ended September 30, 2002 and 2001, the Subsidiary's additions to utility plant, net of customer advances, were $1,103,282 and $1,071,690, respectively (See Statement of Cash Flows). These additions were financed primarily from external sources, namely land sales and short-term borrowing.

     The Subsidiary has outstanding $4,042,000 principal amount of Mortgage Bonds, due September 1, 2011, issued under its Mortgage Indenture. The Mortgage Indenture limits the issuing of additional First Mortgage Bonds and the payment of dividends. It does not, however, restrict the issuance of either long term or short-term debt, which is either unsecured or secured with liens subordinate to the lien of the Mortgage Indenture.

     The Subsidiary also maintains a $5,000,000 one-year, unsecured revolving line of credit that expires on June 30, 2003. During the revolving period, the Subsidiary can choose between variable rate options of 30, 60, 90 or 180-day LIBOR plus 100 basis points or the Prime plus 0%. The Subsidiary is required to pay interest only during the revolving period. The loan is payable in full at maturity. There were no outstanding borrowings on the revolving line of credit on September 30, 2002.

     The Subsidiary's 2002 Capital Budget of $2,081,000 is two-tiered. The first tier, which consists of typical capital improvements made each year for services, hydrants and meters, is budgeted for $377,000 in 2002, and is expected to be financed primarily with internally generated funds.

     The second tier of the 2002 Capital Budget consists of replacements and betterments, which are part of the Subsidiary's Long Term Capital Improvement Program, and includes $1,704,000 of budgeted plant additions. Plant additions from this part of the 2002 budget will be financed by proceeds from the 2001 and 2002 land sales and with internally generated funds. Second tier plant additions can be, and portions of it are expected to be, deferred to future years if funds are not available for their construction in 2002.

     The Subsidiary believes that through the sale of land in June and August of 2001 and September of 2002, the use of short-term borrowing, and the use of internally generated funds, it can generate sufficient capital to support its 5-year capital budget currently estimated at $8,250,000. Internally generated funds in part are dependent on the extent of future rate relief. Future rate relief will be a necessary component in the process of funding this 5-year capital program.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED AND THREE MONTHS ENDED SEPTEMBER
--------------------------------------------------------------------------------
30, 2002 AND 2001
-----------------

NET INCOME
----------

     Net income for the nine months ended September 30, 2002 was $784,107 compared with $5,547,022 for the same 2001 period. Land sale income contributed $5,133,379 to the Subsidiary's net income in 2001 while land sales totaled only $261,317 in 2002. Net income for the three months ended September 30, 2002 was $474,910 compared with $2,348,487 for the comparable 2001 period. Land sales which took place in the third quarter of 2001 contributed $2,082,121 to net income while land sales of $261,317 were recorded in the third quarter of 2002.

OPERATING REVENUES
------------------

     Operating revenues for the first nine months of 2002 of $3,409,925 are $71,054 below the comparable 2001 period. Although 2002 was hot and dry, water consumption was still below the levels achieved in 2001, a record year for hot, dry weather. Operating revenues for the three month period ended September 30, 2002 are $25,555 below the comparable 2001 quarter also due to lower consumption in 2002.

OPERATING AND MAINTENANCE EXPENSES
----------------------------------

     Operating and Maintenance Expenses for the first nine months of 2002 of $2,214,021 are $158,816 higher than operating and maintenance expenses of $2,055,205 recorded in the first nine months of 2001. Increased shareholder expenses principally relating to the formation of the holding company, increased administrative salaries, property and liability insurance and legal fees principally account for this variance.

Increases in these expenses have also caused operating and maintenance expenses for the three month period ended September 30, 2002 to exceed the comparable 2001 period by $65,547.

DEPRECIATION EXPENSE
--------------------

     Depreciation expense for the first nine months of 2002 and for the three-month period ended September 30, 2002 are $22,491 and $7,497, respectively, higher than the comparable 2001 periods due to the depreciation expense relating to plant additions that have continued throughout 2001 and into 2002.

TAXES OTHER THAN INCOME TAXES
-----------------------------

     Taxes other than income taxes for the nine month period ended September 30, 2002 were $34,759 higher than the comparable 2001 period. Increased payroll taxes due to higher wages and property taxes due to new utility plant additions account for this increase. Taxes other than income taxes for the three month period ended September 30, 2002 were $27,784 higher than the comparable 2001 period. Increased payroll taxes and property taxes also account for this variance.

OTHER INCOME
------------

     Other income for the first nine months of 2002 is $69,264 higher than the comparable period in 2001. Increased income from contract operations and investment interest income account for this increase. Other income for the three month period ended September 30, 2002 was $20,748 higher than the third quarter of 2001. Increases in contract operating income principally accounts for this increase.

INTEREST EXPENSE
----------------

     Interest expense of $318,416 recorded in the first nine months of 2002 is $79,023 lower than the comparable 2001 period. The Company had no short-term borrowing in 2002 as all short term debt was repaid at the end of the second quarter in 2001 due to the land sale that took place on June 28, 2001. Interest expense of $105,250 is slightly lower in the third quarter of 2002 due to the annual sinking fund requirements of the Subsidiary's Mortgage Bonds.

LAND DISPOSITIONS
-----------------

     When the Company disposes of land, any gain recognized, net of tax, is shared between ratepayers and stockholders based upon a formula approved by the DPUC. The impact of land dispositions is recognized in two places on the statement of income.

     The statement of income reflects income from the disposition of land (net of taxes) of $261,317 and $5,133,379 for the nine months ended September 30, 2002 and September 30, 2001 respectively. That amount represents the stockholders immediate share of income from the land sales.

     The net gain on the 2002 sale totaled $311,091 while all sales in 2001 totaled $5,655,253 including the deferred portion. The DPUC's September 26, 2002 decision called for 16% of the gain to be allocated to an account stipulated as an offset to rate base. That amount, $49,775, is to remain in that account for a 40 year period. (See Note 4.) The DPUC's March 1, 2000 decision approving the 570 acre sale provided for a three year amortization period as 100% of this parcel will be dedicated as open space, and the DPUC's June 27, 2001 decision approving the 322 acre sale also provided for a three year amortization period. The total gain on the .25 acre sale amounted to $16,956. The DPUC did not approve this sale as the sale price was less than $50,000. No portion of that sale was deferred.

     Land disposition income is also recognized in the financial statements as a component of operating income on the line entitled "Amortization of Deferred Income on Dispositions of Land." These amounts represent the recognition of income deferred on land dispositions, which occurred in prior years. The amortization of deferred income on land dispositions net of tax, was $296,081 and $48,392 for the nine months ended September 30, 2002 and 2001, and $98,693 and $16,131, respectively, for the three-month periods ended September 30, 2002 and 2001.

     Recognition of deferred income will continue over time periods ranging from three to fifteen years, depending upon the amortization period ordered by the DPUC for each particular disposition except for the 2002 sale in which the deferred portion will remain for a 40 year period.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

     The Company has certain exposures to market risk related to changes in interest rates. There have been no material changes in market risk since the filing of the Subsidiary's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2001.


ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

                           PART II. OTHER INFORMATION
                           --------------------------



ITEM 5.  -  EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------

           (a) Exhibits - None.

           (b) Reports on Form 8-K - None.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         BIW Limited
                                         -----------
                                         Registrant

Date:  November 7, 2002

                                         /s/ John S. Tomac
                                         -------------------------------------
                                         John S. Tomac, President
                                         (authorized signatory and principal
                                         financial officer)

                                 CERTIFICATIONS
                                 --------------

I, Betsy Henley-Cohn, certify that:

1. I have reviewed this quarterly report on Form 10-Q of BIW Limited;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 7, 2002
      --------------------------

                                             /s/ Betsy Henley-Cohn
                                             -----------------------------
                                             Betsy Henley-Cohn
                                             Chief Executive Officer

I, John S. Tomac, certify that:

1. I have reviewed this quarterly report on Form 10-Q of BIW Limited;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 7, 2002
      -------------------------
                                             /s/ John S. Tomac
                                             -------------------------------
                                             John S. Tomac
                                             President
                                             (Principal Financial Officer)