Form 10-K
period 2002-12-31
BIW LTD
filed 2003-03-31
CIK 1169237

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2002 Commission file No. 1-31374

                                   BIW Limited
             (Exact Name of registrant as specified in its charter)

          CONNECTICUT                                    04-3617838
(State or other jurisdiction of               I.R.S. Employer Identification No.
 incorporation or organization)

     230 Beaver Street, Ansonia, CT                      06401-0426
(Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (203) 735-1888

           Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which Registered
     -------------------               -----------------------------------------
  Common Stock (no par value)                 The American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  [X]   No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                              Yes  [X]   No  [ ]

Aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sale price of such stock as of June 30, 2002:
$25,369,314.

As of March 10, 2003, the Registrant had 1,637,076 shares of common stock, no par value outstanding.

                       Documents Incorporated by Reference

Portions of the Annual Report to stockholders for the fiscal year ended December 31, 2002 are incorporated by reference into Part II of this report. Portions of the Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.
================================================================================

                                     PART I

Forward Looking Information

Forward looking statements in this report, including, without limitation, statements relating to the Company's plans, strategies, objectives, intentions, and expectations, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward looking statements are based on current information and involve known and unknown risks and uncertainties, which could cause the Company's actual results to differ materially from expected results.

These factors include, among others, the adequacy of rates approved by the DPUC, including the pending request for rate relief, weather conditions, changes in governmental regulations affecting water quality, success of operating initiatives, changes in business strategy, as well as general economic and business conditions.

Item 1. Business

BIW Limited, ("BIW" or the "Company") is the parent company of Birmingham Utilities, Inc. ("BUI" or "Birmingham Utilities") a specially chartered Connecticut public service corporation in the business of collecting and distributing water for domestic, commercial and industrial uses and fire protection in Ansonia and Derby, Connecticut, and in small parts of the contiguous Town of Seymour, and Birmingham H2O Services, Inc. ("BHS" or "Birmingham H2O Services"), which provides water related services to other water utilities, contractors and individuals. Under its charter, Birmingham Utilities enjoys a monopoly franchise in the distribution of water in the area which it serves. In conjunction with its right to sell water, Birmingham Utilities has the power of eminent domain and the right to erect and maintain certain facilities on and in public highways and grounds, all subject to such consents and approvals of public bodies and others as may be required by law.

The current sources of Birmingham Utilities' water are wells located in Derby and Seymour and interconnections with the South Central Connecticut Regional Water Authority's (the "Regional Water Authority") system (a) at the border of Orange and Derby (the "Grassy Hill Interconnection") and (b) near the border of Seymour and Ansonia (the "Woodbridge Interconnection"). Birmingham Utilities maintains its interconnected Beaver Lake Reservoir System, a 2.2 million gallon per day (MGD) surface supply in case of emergency needs.

Birmingham Utilities' entire system has a safe daily yield (including only those supplies that comply with the Federal Safe Drinking Water Act (SDWA) on a consistent basis) of approximately 8.0 MGD, while the average daily demand and the maximum daily demand on the system during 2002 were approximately 3.4 MGD and 4.6 MGD, respectively. The distribution system with the exception of the well supplies, is mainly through gravity, but there are seven distinct areas at higher elevations where pumping, pressure tanks and standpipes are utilized. These higher areas include approximately 25% of the Company's customers.

During 2002, approximately 1.24 billion gallons of water from all sources were delivered to Birmingham Utilities' customers. Birmingham Utilities has approximately 9,114 customers of whom approximately 97% are residential and commercial. No single customer accounted for as much as 10% of total billings in 2002. The business of Birmingham Utilities is to some extent seasonal, since greater quantities of water are delivered to customers in the hot summer months.

The Company had, as of March 10, 2003, 20 full-time employees. The Company's employees are not affiliated with any union organization.

Birmingham Utilities is subject to the jurisdiction of the Connecticut Department of Public Utility Control ("DPUC") as to accounting, financing, ratemaking, disposal of property, the issuance of long term securities and other matters affecting its operations. The Connecticut Department of Public Health (the "Health Department" or "DPH") has regulatory powers over the Company under state law with respect to water quality, sources of supply, and the use of watershed land. The Connecticut Department of Environmental Protection ("DEP") is authorized to regulate the Company's operations with regard to water pollution abatement, diversion of water from streams and rivers, safety of dams and the location, construction and alteration of certain water facilities. Birmingham Utilities' activities are also subject to regulation with regard to environmental and other operational matters by federal, state and local authorities, including, without limitation, zoning authorities. Birmingham Utilities is subject to regulation of its water quality under the SDWA. The United States Environmental Protection Agency has granted to the Health Department the primary enforcement responsibility in Connecticut under the SDWA. The Health Department has established regulations containing maximum limits on contaminants which have or may have an adverse effect on health.

Birmingham H2O Services Inc. was incorporated in 2002. This non-regulated corporation will provide water related services to other water utilities, contractors and individuals.

          Executive Officers of the Registrant

Name, Age and Position        Business Experience Past 5 Years

Betsy Henley-Cohn, 50
Chairwoman of the Board       Chairwoman of the Board of Directors and
And Chief Executive Officer   Chief Executive Officer of the Company since
                              May 1992; Chairman of the Board of Directors
                              And Treasurer, Joseph Cohn & Sons, Inc.;Director,
                              UIL Holdings Corporation; Director,
                              Aristotle Corp.; Director, Citizens Bank of Connecticut (1997-1999).

John S. Tomac, 49
President and Treasurer       President of the Company since October 1, 1998;
                              Vice President of the Company December 1, 1997-
                              September 30, 1998; Treasurer of the Company since
                              December 1997; Assistant Controller,
                              BHC Company 1991-1997.

Item 2. Properties

     Birmingham Utilities' properties consist chiefly of land, wells, reservoirs, and pipelines. Birmingham Utilities has 5 production wells with an aggregate effective capacity of approximately 3.0 MGD. Birmingham Utilities' existing interconnections with the Regional Water Authority can provide 5.0 MGD. Birmingham Utilities' entire system has a safe daily yield (including only those supplies that comply with the SDWA on a consistent basis) of approximately 8.0 MGD, while the average daily demand and the maximum daily demand on the system during 2002 were approximately 3.4 MGD and 4.6 MGD, respectively. The distribution system, with the exception of the well supplies, is mainly through gravity, but there are seven distinct areas at higher elevations where pumping, pressure tanks and standpipes are utilized. These higher areas include approximately 25% of Birmingham Utilities' customers.

     Birmingham Utilities has two emergency stand-by reservoirs (Peat Swamp and Middle) with a storage capacity of 457 million gallons and a safe daily yield of approximately 2.1 MGD. Because the water produced by those reservoirs does not consistently meet the quality standards of the SDWA, none of those reservoirs is actively being used by Birmingham Utilities to supply water to the system. During 1996 and in January 1998, Birmingham Utilities sold to the City of Ansonia and the City of Derby the Sentinel Hill Reservoir system and its watershed located in Ansonia and Derby. In November 1998, Birmingham Utilities sold to the Town of Seymour the Great Hill reservoir system and its watershed located in the Towns of Seymour and Oxford. In 2001 Birmingham Utilities sold to the DEP the Qullinan Reservoir and its watershed located in Ansonia and Seymour.

     Birmingham Utilities' dams are subject to inspection by and the approval of the DEP. All of Birmingham Utilities' dams are in compliance with improvements previously ordered by the U.S. Army Corps of Engineers.

     Birmingham Utilities owns an office building at 230 Beaver Street, in Ansonia. That building was built in 1964, is of brick construction, and contains 4,200 square feet of office and storage space. In addition, Birmingham Utilities owns two buildings devoted to equipment storage. Birmingham Utilities also owns office space in a wood frame, residential building owned by Birmingham Utilities at 228 Beaver Street, Ansonia, CT.

     Birmingham Utilities' approximately 1,400 acres of land were acquired over the years principally in watershed areas to protect the quality and purity of the Company's water at a time when land use was not regulated and standards for water quality in streams were non-existent.

     Under Connecticut law a water Company cannot abandon a source of supply or dispose of any land holdings associated with a source of supply until it has a "water supply plan" approved by the Health Department. The Health Department approved Birmingham Utilities' first Water Supply Plan in 1988 and updated Water Supply Plan in 1993 and in 1998. Pursuant to abandonment permits issued by the Health Department in 1988, Birmingham Utilities abandoned its Upper and Lower Sentinel Hill Reservoirs, Steep Hill (Bungay) Reservoir, and Fountain Lake Reservoir, and the land associated with them then became available for sale. In 1994, the abandonment of Great Hill Reservoir was approved by the Health Department and in 1999 the abandonment of the Quillinan Reservoir was also approved by the Health Department.

     Since 1988, Birmingham Utilities has sold approximately 2,325 acres of land in Bethany, Ansonia, Derby, Seymour and Oxford, realizing net gains of $13,085,806.

     Birmingham Utilities no longer has any significant land holdings that will not be needed in the future for water supply purposes. The DPUC has accepted with respect to prior transactions, an accounting and ratemaking mechanism by which the gain on the sale of Birmingham Utilities' land holdings is shared between ratepayers and stockholders as contemplated by Connecticut law. (See
Note 1 to the Company's Financial Statements.)

Item 3. Legal Proceedings

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.
                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

Page 7 of the Company's Annual Report to shareholders for the year ended

December 31, 2002, (Financial Highlights), is incorporated herein by reference, pursuant to Rule 12b-23 of the Securities and Exchange Act of 1934 (the "Act") and to Instruction G(2) to Form 10-K.

     Securities Authorized for Issuance Under Equity Compensation Plans The following table provides information regarding our equity compensation plans as of December 31, 2002:

Item 6. Selected Financial Data

Page 7 of the Company's Annual Report to shareholders for the year ended December 31, 2002 (Financial Highlights) is incorporated herein by reference, pursuant to Rule 12b-23 of the Act and to Instruction G(2) to Form 10-K.

-------------------------------------------------------------------------------------------------------
                                                                                  Number of Securities
                                                                                  Remaining available
                               Number of Securities to be    Weighted-average     For future issuance
                                issued upon exercise of      exercise price of       Under equity
Plan Category                     outstanding options       outstanding options   Compensation plans
----------------------------- ---------------------------- --------------------- ----------------------
Equity compensation plans
 approved by security
 holders                                 78,918                   $10.91                 88,000
----------------------------- ---------------------------- --------------------- ----------------------
Equity compensation plans
 Not approved by security
 holders                                   --                       --                     --
----------------------------- ---------------------------- --------------------- ----------------------
Total                                    78,918                   $10.91                 88,000
-------------------------------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Pages 8 through 15 of the Company's Annual Report to Shareholders for the year ended December 31, 2002 are incorporated herein by reference, pursuant to Rule 12b-23 of the Act and to Instruction G(2) to Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company has certain exposures to market risk related to changes in interest rates. The Company has an outstanding revolving credit agreement, under which there were no borrowings outstanding at December 31, 2002. The revolving credit agreement bears interest at variable rates based on current LIBOR indices. The Company is not subject in any material respect to currency or other commodity risk.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements, together with the report therein, of Dworken, Hillman, LaMorte and Sterczala, P.C., dated January 31, 2002, appearing on pages 16 through 32 of the Company's 2002 Annual Report to Shareholders are incorporated herein by reference, pursuant to Rule 12b-23 of the Act and Instruction G(2) to Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The information appearing under the captions Proposal No. 1 - "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on May 7, 2003, is incorporated by reference in partial answer to this item. See also "Executive Officers of the Registrant", following Part I,
Item 1 herein.

Item 11. Executive Compensation

The information appearing under the captions "Executive Compensation" and "Compensation of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on May 7, 2003 is incorporated by reference in answer to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information appearing under the caption "Stock Ownership" in the Company's definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on May 7, 2003 is incorporated by reference in answer to this item. Information regarding securities authorized for issuance under equity compensation plans is set forth in Part II-Item 5 of this report on Form 10-K.

Item 13. Certain Relationships and Related Transactions

The information appearing under the caption "Certain Transactions" in the Company's definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on May 7, 2003 is incorporated by reference in answer to this item.

Item 14 Controls and Procedures

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

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this report:

                                                            Page in
                                                          Annual Report*
          Statements of Income and Retained
          earnings for the three years ended
          December 31, 2002                                     18

          Balance Sheets at December 31, 2002                   17

          Statements of Cash Flows for the three
          years ended December 31, 2002                         19

          Notes to the Consolidated Financial Statements      20-32

          Report of Independent Accountants                     16

          Financial Highlights                                   7

          Selected Financial Data                                7

          Management's Discussion and Analysis                 8-15

* Incorporated by reference from the indicated pages of the 2002 Annual Report.


(b) Reports on Form 8-K. No reports on Form 8-K were filed by the Registrant during the last quarter of 2002.

(c) Exhibits.
    ---------

(3) Certificate of Incorporation and By-Laws of BIW Limited. Incorporated herein by reference to Exhibits C and D of the prospectus contained in the Registration Statement of BIW Limited on Form S-4 (Reg. No. 333-84508) dated May 20, 2002.

(4) Instruments Defining Rights of Security Holders

(4.1) Amended and Restated Mortgage Indenture by and between The Ansonia Derby Water Company and The Connecticut National Bank as Trustee, dated as of August 9, 1991. Incorporated herein by reference to Exhibit (4.1) of the Annual Report on Form 10-K of Birmingham Utilities, Inc., for the period ended December 31, 1999.

(4.2) Commercial Loan Agreement by and between Birmingham Utilities, Inc. and Citizens Bank, dated November 20, 2002. Incorporated herein by reference to Exhibit (4.2) of the Annual Report on Form 10-K of Birmingham Utilities, Inc., for the period ended December 31, 2002.

(4.3) Birmingham Utilities, Inc. Dividend Reinvestment Plan, adopted by its Board of Directors on September 13, 1994. Incorporated herein by reference to
Exhibit 4 (iii) of Birmingham Utilities, Inc.'s Annual Report on Form 10-K for the period ended December 31, 1994.

(10) Material Contracts

(10.1) Agreement to Purchase Water by and between The Ansonia Derby Water Company and South Central Connecticut Regional Water Authority dated January 18, 1984 for the sale of water by the Authority to the Company and subsequent amendment dated December 29, 1988. Incorporated herein by reference to Exhibit (10.1) of the Annual Report on Form 10-K of Birmingham Utilities, Inc. for the period ended December 31, 1999.

(10.2) Agreement to Purchase Water by and between The Ansonia Derby Water Company and South Central Connecticut Regional Water Authority dated November 30, 1984 for the sale by the Authority to the company of water and for the construction of the pipeline and pumping and storage facilities in connection therewith by the Authority at the expense primarily of the Company and Bridgeport Hydraulic Company. Incorporated herein by reference to Exhibit (10.2) of the Annual Report on Form 10-K of Birmingham Utilities, Inc. for the period ended December 31, 1996.

(10.3) Employment Agreement between Birmingham Utilities, Inc. and John S. Tomac dated October 1, 1998. Incorporated herein by reference to Exhibit (10.3) of the Annual Report on Form 10-K of Birmingham Utilities, Inc. for the period ended December 31, 1998.

(10.4) Birmingham Utilities, Inc. 1994 Stock Incentive Plan adopted by its Board of Directors on September 13, 1994. Incorporated herein by reference to Exhibit (10.9) of Birmingham Utilities, Inc.'s Annual Report on Form 10-K for the period ended December 31, 1994.

(10.5) Birmingham Utilities, Inc. 1994 Stock Option Plan for Non-Employee Directors adopted by its Board of Directors on September 13, 1994. Incorporated herein by reference to Exhibit (10.10) of Birmingham Utilities, Inc.'s Annual Report on Form 10-K for the period ended December 31, 1994.

(10.6) Birmingham Utilities, Inc. 1998 Stock Incentive Plan adopted by its Board of Directors on December 9, 1998. Incorporated herein by reference to Exhibit (10.8) of Birmingham Utilities, Inc.'s Annual Report on Form 10-K for the period ended December 31, 1999.

(10.7) Birmingham Utilities, Inc. 2000 Stock Option Plan for non-employee Directors adopted by its Board of Directors on September 6, 2000. Incorporated herein by reference to Exhibit (10.9) of Birmingham Utilities, Inc.'s Annual Report on Form 10-K for the period ended December 31, 2000.

(13) 2002 Annual Report to Shareholders

(23) Consent of Auditors.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




(Registrant) BIRMINGHAM UTILITIES, INC.



BY:  /s/ Betsy Henley-Cohn
     ------------------------------
     Betsy Henley-Cohn
     Chairwoman of the Board (Chief Executive Officer)



BY:  /s/ John S. Tomac
     ------------------------------
     John S. Tomac
     President and Treasurer (Chief Financial Officer)





Date:  March 25, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Michael J. Adanti                      /s/ Themis Klarides
------------------------                   ---------------------------
Michael J. Adanti, Director                Themis Klarides, Director
Date:  March 25, 2003                      Date: March 25, 2003


/s/ Mary Jane Burt                         /s/ Aldore J. Rivers
------------------------                   ---------------------------
Mary Jane Burt, Director                   Aldore J. Rivers, Director
Date: March 25, 2003                       Date:  March 25, 2003


/s/ James E. Cohen                         /s/ B. Lance Sauerteig
------------------------                   ---------------------------
James E. Cohen, Director                   B. Lance Sauerteig, Director
Date: March 25, 2003                       Date: March 25, 2003


/s/ Betsy Henley-Cohn                      /s/ Kenneth E. Schaible
-----------------------                    ---------------------------
Betsy Henley-Cohn, Chairwoman              Kenneth E. Schaible, Director
Board of Directors                         Date:  March 25, 2003
Date: March 25, 2003


/s/ Alvaro da Silva                        /s/ John S. Tomac
------------------------                   ---------------------------
Alvaro da Silva, Director                  John S. Tomac, Director,
Date: March 25, 2003                       President & Treasurer
                                           Date: March 25, 2003

                                 CERTIFICATIONS
                                 --------------

I, Betsy Henley-Cohn, certify that:

1.   I have reviewed this annual report on Form 10-K of BIW Limited;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 25, 2003
      --------------
                                                /s/ Betsy Henley-Cohn
                                                --------------------------------
                                                Betsy Henley-Cohn
                                                Chief Executive Officer

I, John S. Tomac, certify that:

1.   I have reviewed this annual report on Form 10-K of BIW Limited;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 25, 2003
      --------------
                                                /s/ John S. Tomac
                                                --------------------------------
                                                John S. Tomac
                                                President
                                                (Principal Financial Officer)

                           BIRMINGHAM UTILITIES, INC.

                                INDEX TO EXHIBITS


Item No.


  13      2002 Annual Report to Shareholders

  23      Consent of Dworken, Hillman, LaMorte & Sterczala, P.C.