Form 10-Q
period 2002-12-31
BIW LTD
filed 2003-05-14
CIK 1169237

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR QUARTER ENDED MARCH 31, 2003
                         COMMISSION FILE NUMBER 1-31374

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

            YES   X                       NO
                 ---                          ---

            Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

            YES                           NO   X
                 ---                          ---


            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class                  Outstanding at March 31, 2003
            --------------------------       -----------------------------
            COMMON STOCK, NO PAR VALUE                 1,637,076

================================================================================

                          PART I. FINANCIAL INFORMATION
                          -----------------------------
ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                                   BIW Limited
                                   -----------
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
             -------------------------------------------------------
                                   (UNAUDITED)
                                   -----------

                                                                          Three Months Ended
                                                                              March 31,
                                                                     2003                   2002
                                                                 ------------           ------------
Operating revenue                                                $  1,116,192           $  1,037,149
                                                                 ------------           ------------
Operating expenses:

  Operating expenses                                                  729,969                657,447
  Maintenance expenses                                                 74,160                 69,420
  Depreciation                                                        145,000                137,499
  Taxes other than income taxes                                       105,589                 88,163
  Taxes on income                                                         912                  4,409
                                                                 ------------           ------------
Total operating expenses                                            1,055,630                956,938
                                                                 ------------           ------------
Utility operating income                                               60,562                 80,211

Amortization of prior years'
  deferred income on land dispositions
  (net of income taxes)                                                44,793                 98,694

Other income, net (including allowance
  for funds used during construction of
  $34,976 in 2003 and $13,358 in 2002)                                 55,374                 42,491
                                                                 ------------           ------------
Income before interest expense                                        160,729                221,396

Interest and amortization of debt discount                            103,741                106,584
Income from dispositions of land (net of
  income taxes)                                                          --                     --
                                                                 ------------           ------------
Net income                                                       $     56,988           $    114,812

Retained earnings, beginning                                     $  9,984,068           $ 10,146,829
Dividends                                                             245,561                244,932
                                                                 ------------           ------------
Retained earnings, ending                                        $  9,795,495           $ 10,016,709
                                                                 ============           ============

Earnings per share, basic                                        $        .03           $        .07
                                                                 ============           ============
Earnings per share, diluted                                      $        .03           $        .07
                                                                 ============           ============
Dividends per share                                              $        .15           $        .15
                                                                 ============           ============

The accompanying notes are an integral part of these consolidated financial statements.

                                   BIW Limited
                                   -----------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                                 (Unaudited)
                                                                   March 31,              Dec. 31,
                                                                     2003                   2002
                                                                 ------------           ------------
ASSETS:
-------
Utility plant                                                    $ 27,379,160           $ 27,049,864
Accumulated depreciation                                           (8,159,122)            (8,013,941)
                                                                 ------------           ------------
Net utility plant                                                  19,220,038             19,035,923
                                                                 ------------           ------------
Current assets:
      Cash and cash equivalents                                       121,138                663,060
      Investments                                                     546,236                737,141
      Accounts receivable, net of
       allowance for doubtful accounts                                422,853                457,932
      Accrued utility revenue                                         415,536                434,312
      Materials & supplies                                            157,884                115,568
        Prepayments                                                   174,122                 16,106
                                                                 ------------           ------------
                  Total current assets                              1,837,769              2,424,119
                                                                 ------------           ------------
Deferred charges                                                      148,768                120,050
Unamortized debt expense                                              101,428                105,491
Regulatory asset - income taxes recoverable                           342,257                342,257
Other assets                                                          326,539                293,449
                                                                 ------------           ------------
                                                                      918,992                861,247
                                                                 ------------           ------------
                                                                 $ 21,976,799           $ 22,321,289
                                                                 ============           ============
STOCKHOLDERS' EQUITY AND LIABILITIES:
-------------------------------------
Stockholders' equity:
      Common stock, no par value, authorized 5,000,000
         shares;  issued and outstanding at 3/31/03 and
         12/31/02 1,637,076 shares                               $  2,905,190           $  2,905,190
      Retained earnings                                             9,795,490              9,984,068
                                                                 ------------           ------------
                                                                   12,700,680             12,889,258
                                                                 ------------           ------------
Long-term debt                                                      4,042,000              4,042,000
                                                                 ------------           ------------
Current liabilities:

      Current portion of long-term debt                                94,000                 94,000
      Accounts payable and accrued liabilities                        499,529                631,340
                                                                 ------------           ------------
                  Total current liabilities                           593,529                725,340
                                                                 ------------           ------------
Customers' advances for construction                                  453,049                428,684
Contributions in aid of construction                                2,013,522              2,013,522
Regulatory liability-income taxes refundable                          142,059                142,059
Deferred income taxes                                               1,812,344              1,797,075
                                                                 ------------           ------------
Deferred income on disposition of land                                219,616                283,351
                                                                    4,640,590              4,664,691
                                                                 ------------           ------------
                                                                 $ 21,976,799           $ 22,321,289
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

                                   BIW Limited
                                   -----------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (UNAUDITED)
                                   -----------

                                                                    Three Months Ended March 31,
                                                                     2003                   2002
                                                                 ------------           ------------
Cash Flows From Operating Activities
      Net income                                                 $     56,988           $    114,812
                                                                 ------------           ------------
Adjustments to reconcile net income to
      net cash used in operating activities:
Depreciation and amortization                                         157,445                151,579
Amortization of deferred income, net of tax                           (44,793)               (98,694)
      Increases and decreases in assets
      and liabilities:
Accounts receivable and accrued utility revenue                        53,855                 94,945
Materials and supplies                                                (42,316)               (43,953)
Prepayments                                                          (158,016)              (108,511)
Accounts payable and accrued liabilities                             (133,129)              (150,701)
Deferred income taxes                                                  (3,675)                (3,675)
                                                                 ------------           ------------
Total Adjustments                                                    (170,629)              (159,010)
                                                                 ------------           ------------
Net cash flows used in operating activities                          (113,641)               (44,198)
                                                                 ------------           ------------
Cash flows from investing activities:
      Net construction expenditures                                  (304,931)              (283,549)
      Sale of investments                                             190,905                   --
      Other assets and deferred charges, net                          (68,694)               (44,947)
                                                                 ------------           ------------
Net cash flows used in
      investing activities                                           (182,720)              (328,496)
                                                                 ------------           ------------
Cash flows from financing activities:
      Dividends paid - net                                           (245,561)              (227,321)
                                                                 ------------           ------------
Net cash flows used in
      financing activities:                                          (245,561)              (227,321)
                                                                 ------------           ------------
Net  decrease in cash and cash equivalents                           (541,922)              (600,015)
Cash and cash equivalents, beginning                                  663,060              3,039,640
                                                                 ------------           ------------
Cash and cash equivalents, ending                                $    121,138           $  2,439,625
                                                                 ============           ============
Supplemental disclosure of cash flow information:

      Cash paid for
         Interest                                                $    199,355           $    227,321
         Income Taxes                                                   9,000                 67,000

Supplemental disclosure of non-cash investing activities:
      Birmingham Utilities receives contributions of plant from
      builders and developers. These contributions of plant
      are reported in utility plant and in customers' advances
      for construction. The contributions are deducted from
      construction expenditures by BUI
                  Gross plant additions                          $    329,296           $    283,549
                  Customers' advances for construction                (24,365)                  --
                                                                 ------------           ------------
                  Capital expenditures, net                      $    304,931           $    283,549
                                                                 ============           ============

The accompanying notes are an integral part of these consolidated financial statements.

                                   BIW Limited
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

            BIW Limited (the Company), formed in March 2002, is a non-operating holding company whose income is derived from Birmingham Utilities, Inc. (BUI or Birmingham Utilities), a specially chartered public service corporation in the business of collecting and distributing water for domestic, commercial and industrial uses and fire protection and Birmingham H2O Services, Inc. (BHS or Birmingham H2O Services), which provides water related services to other water utilities, contractors and individuals throughout Connecticut. Birmingham Utilities provides water to Ansonia and Derby, Connecticut and in small parts of the contiguous Town of Seymour with a population of approximately 31,000 people. BIW Limited became the holding company for Birmingham Utilities, Inc. pursuant to an Agreement and Plan of Merger and Share Exchange effective June 28, 2002 (See Note 7).

            Birmingham Utilities is subject to the jurisdiction of the Connecticut Department of Public Utility Control (DPUC) as to accounting, financing, ratemaking, disposal of property, the issuance of long-term securities and other matters affecting its operations. The Connecticut Department of Public Health (the Health Department or DPH) has regulatory powers over BUI under state law with respect to water quality, sources of supply, and the use of watershed land. The Connecticut Department of Environmental Protection (DEP) is authorized to regulate BUI's operations with regard to water pollution abatement, diversion of water from streams and rivers, safety of dams and the location, construction and alteration of certain water facilities. BUI's activities are also subject to regulation with regard to environmental and other operational matters by federal, state and local authorities, including, without limitation, zoning authorities.

            Birmingham Utilities is subject to regulation of its water quality under the Federal Safe Drinking Water Act (SDWA). The United States Environmental Protection Agency has granted to the Health Department the primary enforcement responsibility in Connecticut under the SDWA. The Health Department has established regulations containing maximum limits on contaminants, which have or may have an adverse effect on health.

NOTE 1 - QUARTERLY FINANCIAL DATA
---------------------------------

            The accompanying consolidated financial statements of BIW Limited have been prepared in accordance with accounting principles generally accepted in the United States of America, without audit, except for the Balance Sheet for the year ended December 31, 2002, which has been audited. The interim financial information conforms to the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, as applied in the case of rate-regulated public utilities, complies with the Uniform System of Accounts and ratemaking practices prescribed by the DPUC. In management's opinion, these consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. Certain information and footnote disclosures required by accounting principles generally accepted in the United States of America have been omitted, pursuant to such rules and regulations; although the Company believes that the disclosures are adequate to make the information presented not misleading.

            The Company applies Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123) to account for its stock option plans. As permitted by SFAS 123, the Company has chosen to continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and, accordingly, no compensation cost has been recognized for stock options in the financial statements.

            For further information, refer to the financial statements and accompanying footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

            Birmingham Utilities' business of selling water is to a certain extent seasonal because water consumption normally increases during the warmer summer months. Another factor affecting the comparability of various accounting periods includes the timing of rate increases. BUI has filed an application with the DPUC to increase its rates and charges in 2003 (See Note 4). In addition, Birmingham H2O Services' business activities will essentially begin as the winter period ends. Accordingly, annualization of the results of operations for the three months ended March 31, 2003 and March 31, 2002 would not necessarily accurately forecast the annual results of each year.

NOTE  2 - PRINCIPLES OF CONSOLIDATION
-------------------------------------

            The consolidated financial statements include the accounts of BIW Limited and its wholly-owned subsidiaries Birmingham Utilities, Inc. and Birmingham H2O Services, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE  3 - CALCULATION OF WEIGHTED AVERAGE SHARES
------------------------------------------------
          OUTSTANDING-DILUTED
          -------------------

            The following table summarizes the number of common shares used in the calculation of earnings per share.

                                                  Three Months Ended
                                              3/31/03            3/31/02
                                             ---------          ---------
Weighted average shares outstanding
 for earnings per share, basic               1,637,076          1,632,879

Incremental shares from assumed
 conversion of stock options                    32,574             35,925
                                             ---------          ---------
Weighted average shares outstanding
 for earnings per share, diluted             1,669,650          1,668,804
                                             =========          =========

NOTE 4 - WATER SERVICES RATE APPLICATION
----------------------------------------

            On February 11, 2003, Birmingham Utilities filed an application with the DPUC for a 34.55 percent water service rate increase designed to provide a $1,576,183 increase in annual water service revenues. The DPUC has a statutory deadline of 150 days to render a decision on this matter with an additional 30 day extension if requested by the DPUC. A decision is expected in July 2003.

NOTE 5 - FORMATION OF BIRMINGHAM H2O SERVICES, INC.
---------------------------------------------------

            On November 22, 2002, Birmingham H2O Services, Inc., a non-regulated subsidiary of BIW Limited, was formed. The Company provides water related services to other water utilities, developers and individuals.

NOTE 6 - LAND SALES
-------------------

            On September 27, 2002, Birmingham Utilities sold 27 acres of unimproved land in Seymour, Connecticut to the State of Connecticut, Department of Environmental Protection (DEP) for $537,500. The after tax gain on this transaction amounted to $311,092, of which 16% or $49,775, was allocated by the DPUC to an account stipulated as an offset to rate base for a period of 40 years. The rate base offset account does not represent a claim by ratepayers on any assets of BUI. Rather, at the time of BUI's next rate case, the rate base offset account will be utilized in calculating rate base.

NOTE 7 - CORPORATE RESTRUCTURING
--------------------------------

            On January 17, 2002, Birmingham Utilities, in accordance with
Section 16-47 of the Connecticut General Statutes, filed an application with the DPUC requesting approval for the establishment of a holding company. On May 8, 2002 the DPUC issued a decision granting approval of the holding company structure. Stockholders subsequently approved the holding company structure on June 25, 2002 at BUI's Annual Meeting and on June 28, 2002 a Certificate of Merger was filed with the Secretary of the State of Connecticut and became effective.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
-----------------------------------------------------------
OPERATIONS AND FINANCIAL CONDITION
----------------------------------

            Management's Discussion and Analysis of the Results of Operations and Financial Condition contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 should be read in conjunction with the comments below.

CAPITAL RESOURCES AND LIQUIDITY

            Completion of Birmingham Utilities' Long Term Capital Improvement Program will be funded from the proceeds available from the 2001 and 2002 land sales, the internal generation of funds, including rate relief, as well as the Company's ability to raise capital from external sources. For the three months ended March 31, 2003 and 2002, BUI's additions to utility plant, net of customer advances, were $304,931 and $283,549, respectively (See Statement of Cash Flows). These additions were financed primarily from proceeds of land sales.

            Birmingham Utilities has outstanding $4,136,000 principal amount of Mortgage Bonds, due September 1, 2011, issued under its Mortgage Indenture. The Mortgage Indenture limits the issuing of additional First Mortgage Bonds and the payment of dividends. It does not, however, restrict the issuance of either long term or short-term debt, which is either unsecured or secured with liens subordinate to the lien of the Mortgage Indenture.

            Birmingham Utilities also maintains a $5,000,000 one-year, unsecured revolving line of credit that expires in October 2003. During the revolving period, BUI can choose between variable rate options of 30, 60, 90 or 180-day LIBOR plus 100 basis points or prime. BUI is required to pay interest only during the revolving period. The loan is payable in full at maturity. There were no outstanding borrowings on the revolving line of credit on March 31, 2003.

            Birmingham Utilities' 2003 Capital Budget of $1,697,000 is two-tiered. The first tier, which consists of typical capital improvements made each year for services, hydrants and meters, is budgeted for $317,500 in 2003, and is expected to be financed primarily with internally generated funds.

            The second tier of the 2003 Capital Budget consists of replacements and betterments, which are part of BUI's Long Term Capital Improvement Program, and includes $1,379,500 of budgeted plant additions. Plant additions from this part of the 2003 budget will be financed by proceeds from the 2001 and 2002 land sales and with internally generated funds. Second tier plant additions can be, and portions of it are expected to be, deferred to future years if funds are not available for their construction in 2003.

            Birmingham Utilities believes that through the sale of land in June and August of 2001 and September of 2002, the use of short-term borrowing, and internally generated funds, it can generate sufficient capital to support its 5-year capital budget currently estimated at $7,670,000. Internally generated funds are in part dependent on the extent of future rate relief. Future rate relief will be a necessary component in the process of funding this 5-year capital program.

Results of Operations for the Three Months Ended March 31, 2003 and 2002
------------------------------------------------------------------------
Net Income
----------

            Net Income for the three months ended March 31, 2003 was $56,988 compared with $114,812 for the same 2002 period. A reduction in the amortization of prior year land sales and increased operating and maintenance expenses more than offset increased operating revenues.

Operating Revenues
------------------

            Operating revenues of $1,116,192 for the first three months of 2003 are $79,043 higher than the comparable 2002 period. Increased revenues from Birmingham Utilities accounts for $42,127 of the increase due to higher consumption, while the remaining increase of $36,916 is attributable to Birmingham H2O Services. Birmingham H2O Services did not record revenues during the first quarter 2002.

Operating and Maintenance Expenses
----------------------------------

            Operating and maintenance expenses for the first three months of 2003 of $804,129 are $77,262 higher than comparable costs for the first three months of 2002. Higher purchased water costs, increased property, liability and workers compensation insurance costs for Birmingham Utilities as well as operating costs relating to Birmingham H2O Services accounts for this increase.

Depreciation
------------

            Depreciation for the first three months of 2003 of $145,000 is $7,501 higher than the comparable 2002 period due to depreciation relating to plant additions for Birmingham Utilities that have continued throughout 2002 and into the first quarter of 2003.

Taxes Other Than Income Taxes
-----------------------------

            Taxes other than income taxes for the three month period ended March 31, 2003 is $17,426 higher than the comparable 2002 period. An increase in payroll taxes in 2003 as a result of higher wages and an increase in municipal property taxes as a result of new utility plant additions accounts for this increase.

Other Income
------------

            Other income for the first three months of 2003 of $55,374 is $12,883 higher than the comparable three month period in 2002. Increased AFUDC relating to Birmingham Utilities new treatment facilities is somewhat offset by decreased operating income from Birmingham Utilities' managed system.

Interest Expense
----------------

            Interest expense of $103,741 recorded in the first three months of 2003 is $2,843 lower than the comparable 2002 period due to the annual sinking fund payment relating to Birmingham Utilities' Series E Bonds.

Land Dispositions
-----------------

            When Birmingham Utilities disposes of land, any gain recognized, net of tax, is shared between ratepayers and stockholders based upon a formula approved by the DPUC.

             The portion of land disposition income applicable to stockholders is recognized in the year of disposition. There were no land sales in the first quarter of 2003 and 2002.

            Land disposition income applicable to ratepayers is recognized in the financial statements as a component of operating income on the line entitled "Amortization of Deferred Income on Dispositions of Land". These amounts represent the recognition of income deferred on land dispositions, which occurred in prior years. The amortization of deferred income on land dispositions, net of tax, was $44,793 and $98,694 for the three months ended March 31, 2003 and 2002, respectively.

            Recognition of deferred income will continue over time periods ranging from three to fifteen years, depending upon the amortization period ordered by the DPUC for each particular disposition except for the 2002 sale in which the deferred portion will remain as an offset to rate base for a period of 40 years.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
-------------------------------------------------------
MARKET RISK
-----------

            The Company has certain exposures to market risk related to changes in interest rates. There have been no material changes in market risk since the filing of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

ITEM 5. - EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

            (a) Exhibits - None.

            (b) Reports on Form 8-K - None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BIW Limited

                                   Registrant

Date:     May 13, 2003

                                   /s/ John S. Tomac
                                   ----------------------------------------
                                   John S. Tomac, President
                                   (authorized signatory and principal
                                    financial officer)

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

Date:  May 13, 2003
       -------------------
                                      /s/ Betsy Henley-Cohn
                                      -------------------------------
                                      Betsy Henley-Cohn
                                      Chief Executive Officer

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

Date:  May 13, 2003

                                      /s/ John S. Tomac
                                      -------------------------------
                                      John S. Tomac
                                      President
                                      (Principal Financial Officer)