Form 10-Q
period 2003-06-30
BIW LTD
filed 2003-08-14
CIK 1169237

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR QUARTERLY PERIOD ENDED JUNE 30, 2003
                         COMMISSION FILE NUMBER 1-31374

                                   BIW LIMITED

             (Exact name of registrant as specified in its charter)


             CONNECTICUT                                      04-3617838
             -----------                                      ----------
(State of Incorporation of Organization)               (I.R.S Employer I.D. No.)

    230 BEAVER STREET, ANSONIA, CT                               06401
(Address of principal executive offices)                      (Zip Code)


       Registrant's telephone number, including area code: (203) 735-1888

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                        YES [X]                 NO [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                        YES [X]                 NO [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                            Outstanding at July 31, 2003
                -----                            ----------------------------
     COMMON STOCK, NO PAR VALUE                            1,637,076

================================================================================

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1. FINANCIAL STATEMENTS

                                   BIW Limited
                                   -----------
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
             -------------------------------------------------------
                                   (UNAUDITED)
                                   -----------

                                                   Three Months Ended              Six Months Ended
                                                        June 30,                        June 30,
                                                  2003            2002            2003            2002
                                              -----------     -----------     -----------     -----------
Operating revenue                             $ 1,295,983     $ 1,220,901     $ 2,412,175     $ 2,287,674
                                              -----------     -----------     -----------     -----------
Operating expenses:

  Operating expenses                              733,569         702,037       1,463,538       1,392,080
  Maintenance expenses                             86,562          66,528         160,722         135,948

  Depreciation                                    145,000         137,500         290,000         274,998

  Taxes other than income taxes                   100,939          89,757         206,528         177,921
  Taxes on income                                  35,119          33,009          36,031          37,418
                                              -----------     -----------     -----------     -----------
Total operating expenses                        1,101,189       1,028,831       2,156,819       2,018,365
                                              -----------     -----------     -----------     -----------
Utility operating income                          194,794         192,070         255,356         269,309


Amortization of prior years'
  deferred income on land dispositions
  (net of income taxes)                            44,793          98,694          89,586         197,388

Other income, net (including allowance
  for funds used during construction of
  $46,451 in 2003 and $20,387 in 2002)              5,320          10,205          60,694          55,666
                                              -----------     -----------     -----------     -----------
Income before interest expense                    244,907         300,969         405,636         522,363


Interest and amortization of debt discount        103,738         106,581         207,479         213,166
                                              -----------     -----------     -----------     -----------

Net income                                        141,169         194,388         198,157         309,197


Retained earnings, beginning                    9,795,495      10,016,709       9,984,068      10,146,829

Dividends                                         245,561         245,035         491,122         489,964
                                              -----------     -----------     -----------     -----------
Retained earnings, ending                     $ 9,691,103     $ 9,966,062     $ 9,691,103     $ 9,966,062
                                              ===========     ===========     ===========     ===========

Earnings per share - basic                    $       .09     $       .12     $       .12     $       .19


Earnings per share - diluted                  $       .09     $       .12     $       .12     $       .19


Dividends per share                           $       .15     $       .15     $       .30     $       .30


The accompanying notes are an integral part of these consolidated financial statements.

                                   BIW Limited
                                   -----------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                              (Unaudited)
                                                                June 30,         Dec. 31,
                                                                  2003             2002
                                                              ------------     ------------
ASSETS:
-------
Utility plant                                                 $ 27,741,571     $ 27,049,864
Accumulated depreciation                                        (8,310,485)      (8,013,941)
                                                              ------------     ------------
Net utility plant                                               19,431,086       19,035,923
                                                              ------------     ------------

Current Assets:
      Cash and cash equivalents                                    320,961          663,060
      Investments                                                                   737,141
      Accounts receivable, net of
       allowance for doubtful accounts                             451,132          457,932
      Accrued utility revenue                                      466,164          434,312
      Materials & supplies                                         141,540          115,568
        Prepayments                                                120,806           16,106
                                                              ------------     ------------
                  Total current assets                           1,500,603        2,424,119
                                                              ------------     ------------

Deferred charges                                                   264,811          120,050
Unamortized debt expense                                            97,367          105,491
Regulatory asset - income taxes recoverable                        342,257          342,257
Other assets                                                       375,804          293,449
                                                              ------------     ------------
                                                                 1,080,239          861,247
                                                              ------------     ------------
                                                              $ 22,011,928     $ 22,321,289
                                                              ============     ============

STOCKHOLDERS' EQUITY AND LIABILITIES
------------------------------------

Stockholders' Equity:

      Common Stock, no par value, authorized
      5,000,000 shares; issued and outstanding at 6/30/03
      and 12/31/02, 1,637,076 shares                          $  2,905,190     $  2,905,190
      Retained earnings                                          9,691,103        9,984,068
                                                              ------------     ------------
                                                                12,596,293       12,889,258
                                                              ------------     ------------

Long-term debt                                                   4,042,000        4,042,000
                                                              ------------     ------------

Current Liabilities:
      Current portion of long-term debt                             94,000           94,000
      Accounts payable and accrued liabilities                     689,954          631,340
                                                              ------------     ------------
                  Total current liabilities                        783,954          725,340
                                                              ------------     ------------

Customers' advances for construction                               450,609          428,684
Contributions in aid of construction                             2,013,522        2,013,522
Regulatory liability-income taxes refundable                       142,059          142,059
Deferred income taxes                                            1,827,610        1,797,075
Deferred income on disposition of land                             155,881          283,351
                                                              ------------     ------------
                                                                 4,589,681        4,664,691
                                                              ------------     ------------

                                                              $ 22,011,928     $ 22,321,289
                                                              ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                                   BIW Limited
                                   -----------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (UNAUDITED)
                                   -----------

                                                                                         Six Months Ended June 30,
Cash flows from operating activities                                                        2003            2002
                                                                                        -----------     -----------
      Net income                                                                        $   198,157     $   309,197
                                                                                        -----------     -----------
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization                                                               311,490         303,154
Amortization of deferred income, net of tax                                                 (89,586)       (197,388)
Deferred income taxes                                                                        (7,350)         (7,350)
      Increases and decreases in assets and liabilities:

Accounts receivable and accrued utility revenue                                             (25,052)        (36,247)
Materials and supplies                                                                      (25,972)        (29,962)
Prepayments                                                                                (104,700)        (84,800)
Accounts payable and accrued expenses                                                        58,613         (53,038)
                                                                                        -----------     -----------

Total adjustments                                                                           117,443        (105,631)
                                                                                        -----------     -----------

Net cash flows provided by operating activities                                             315,600         203,566
                                                                                        -----------     -----------
Cash flows from investing activities:

      Net construction expenditures                                                        (669,782)       (667,487)
      Sale of investments                                                                   737,141            --
      Customer refunds                                                                         --            (4,880)
      Other assets and deferred charges, net                                               (233,936)        (39,726)
                                                                                        -----------     -----------

Net cash flows used in investing activities                                                (166,577)       (712,093)
                                                                                        -----------     -----------

Cash flows from financing activities:

      Dividends paid - net                                                                 (491,122)       (454,450)
                                                                                        -----------     -----------

Net cash flows used in
      financing activities:                                                                (491,122)       (454,450)
                                                                                        -----------     -----------

Net decrease in cash & cash equivalents                                                    (342,099)       (962,977)

Cash and cash equivalents, beginning                                                        663,060       3,039,640
                                                                                        -----------     -----------
Cash and cash equivalents, ending                                                       $   320,961     $ 2,076,663
                                                                                        ===========     ===========

Supplemental disclosure of cash flow information:

      Cash paid for

         Interest                                                                       $   199,355     $   203,886
         Income taxes                                                                   $     9,000     $   108,000

Supplemental disclosure of non-cash investing activities: Birmingham Utilities receives contributions of plant from builders and developers. These contributions of plant are reported in utility plant and in customers' advances for construction. The contributions are deducted from construction expenditures by BUI

                  Gross plant, additions                                                    691,707         667,487
                  Customers' advances for construction                                      (21,925)           --
                                                                                        -----------     -----------
                  Capital expenditures, net                                             $   669,782     $   667,487
                                                                                        ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                   BIW Limited
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     BIW Limited (the Company), formed in March 2002, is a non-operating holding company whose income is derived from Birmingham Utilities, Inc. (BUI or Birmingham Utilities), a specially chartered public service corporation in the business of collecting and distributing water for domestic, commercial and industrial uses and fire protection and Birmingham H2O Services, Inc. (BHS or Birmingham H2O Services), which provides water related services to other water utilities, contractors and individuals throughout Connecticut. Birmingham Utilities provides water to Ansonia and Derby, Connecticut and in small parts of the contiguous Town of Seymour with a population of approximately 31,000 people. BIW Limited became the holding company for Birmingham Utilities, Inc. pursuant to an Agreement and Plan of Merger and Share Exchange effective June 28, 2002 (See Note 9).

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

     Birmingham Utilities' business of selling water is to a certain extent seasonal because water consumption normally increases during the warmer summer months. Another factor affecting the comparability of various accounting periods includes the timing of rate increases. BUI has filed an application with the DPUC to increase its rates and charges in 2003 (See Note 6). In addition, Birmingham H2O Services' business activities will essentially begin as the winter period ends. Accordingly, annualization of the results of operations for the six months ended June 30, 2003 and 2002 would not necessarily accurately forecast the annual results of each year.

NOTE 2 - PRINCIPLES OF CONSOLIDATION
------------------------------------

     The consolidated financial statements include the accounts of BIW Limited and its wholly owned subsidiaries Birmingham Utilities, Inc. and Birmingham H2O Services, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 3 - RECLASSIFICATIONS
--------------------------

     Certain June 30, 2002 balances have been reclassified to conform to the June 30, 2003 presentation.

NOTE 4 - CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED
---------------------------------------------------------------------

     The following table summarizes the number of common shares used in the calculation of earnings per share.

                                                Three Months Ended           Six Months Ended
                                               6/30/03       6/30/02       6/30/03       6/30/02
                                              ---------     ---------     ---------     ---------
Weighted average shares outstanding
 for earnings per share, basic                1,637,076     1,632,880     1,637,076     1,632,880
Incremental shares from assumed
 conversion of stock options                     31,044        37,026        31,805        36,479
                                              ---------     ---------     ---------     ---------
Weighted average shares outstanding
 for earnings per share, diluted              1,668,120     1,669,906     1,668,881     1,669,359
                                              =========     =========     =========     =========

NOTE 5 - PURCHASE AND SALE AGREEMENT
------------------------------------

     As of May 19, 2003 BIW Limited's wholly-owned subsidiaries Birmingham Utilities, Inc. (BUI) and Birmingham H2O Services, Inc. (BHS) entered into a Purchase Agreement (the Purchase Agreement) with Philadelphia Suburban Corporation (PSC). The Purchase Agreement provides for the acquisition by BUI of all of the issued and outstanding shares of common stock of Eastern Connecticut Regional Water Company, Inc., as well as certain assets used in regulated water utility operations in Connecticut. BUI will also acquire all of the issued and outstanding stock of five regulated water companies located in and operating in the State of New York. Pursuant to the Purchase Agreement, BHS will purchase certain non-regulated assets that consist largely of operating and maintenance agreements with respect to various unregulated water supply systems located in eastern and central Connecticut.

     The aggregate purchase price for the regulated and unregulated Connecticut operations and the New York operations to be purchased by Birmingham Utilities and Birmingham H2O Services pursuant to the Purchase Agreement is $5,000,000. The purchase price is subject to certain adjustments based on changes in the rate base and working capital of the Connecticut and New York regulated companies. These adjustments may not increase the purchase price by more than $1,200,000 in the aggregate.

     On July 31, 2003, PSC purchased the Aqua Source utility and non-utility systems, which include the Connecticut and New York operations from Aqua Source, Inc., pursuant to a previously announced purchase agreement among PSC, Aqua Source and DQE Inc. The sale of the Connecticut and New York regulated operations to Birmingham Utilities is subject to Connecticut and New York regulatory approval. Applications for approval were filed with the Connecticut DPUC on July 3, 2003.

     On August 1, 2003 PSC and Birmingham H2O Services signed a professional service agreement whereby BHS will operate the Connecticut operations for PSC until such time that the transaction is approved by the Connecticut and New York Commissions. A closing will be scheduled shortly after the transactions are approved.

NOTE 6 - WATER SERVICES RATE APPLICATION
----------------------------------------

     On February 11, 2003, Birmingham Utilities filed an application with the DPUC for a 34.55 percent water service rate increase designed to provide a $1,576,183 increase in annual water service revenues. On August 7, 2003, the DPUC granted the company a 27.74 percent water service rate increase designed to provide a $1,264,178 annual increase in revenues and a 10.5 percent return on common equity.

NOTE 7 - FORMATION OF BIRMINGHAM H2O SERVICES, INC.
---------------------------------------------------

     On November 22, 2002, Birmingham H2O Services, Inc., a non-regulated subsidiary of BIW Limited, was formed. This company provides water related services to other water utilities, developers and individuals.

NOTE 8 - LAND SALES
-------------------

     On September 27, 2002, Birmingham Utilities sold 27 acres of unimproved land in Seymour, Connecticut to the State of Connecticut, Department of Environmental Protection (DEP) for $537,500. The after tax gain on this transaction amounted to $311,092, of which 16% or $49,775, was allocated by the DPUC to an account stipulated as an offset to rate base for a period of 40 years. The rate base offset account does not represent a claim by ratepayers on any asset of BUI. Rather, at the time of BUI's next rate case, the rate base offset account will be utilized in calculating rate base.

NOTE 9 - CORPORATE RESTRUCTURING
--------------------------------

     On January 17, 2002, Birmingham Utilities, Inc., in accordance with Section 16-47 of the Connecticut General Statutes, filed an application with the DPUC requesting approval for the establishment of a holding company. The Company believes the holding company structure will better support business opportunities that exist in the marketplace and separate these activities from regulated company activities. On May 8, 2002 the DPUC issued a decision granting approval of the holding company structure. Shareholders subsequently approved the holding company structure on June 25, 2002 at BUI's Annual Meeting and on June 28, 2002 a Certificate of Merger was filed with the Secretary of the State of Connecticut and became effective.

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

Neither the certificate of incorporation of Birmingham Utilities, Inc., nor Birmingham Utilities, Inc.'s bylaws, was affected by the plan of merger and share exchange. BIW Limited is governed by its own separate certificate of incorporation that was filed with the Secretary of State of the State of Connecticut on March 13, 2002 and by its own separate bylaws. Upon effectiveness of the merger, each of the directors and officers of Birmingham Utilities, Inc. also became the directors and officers of BIW Limited.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

     Management's Discussion and Analysis of the Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10K for the year ended December 31, 2002 should be read in conjunction with the comments below.

CAPITAL RESOURCES AND LIQUIDITY

     Completion of Birmingham Utilities' Long Term Capital Improvement Program will be funded from the proceeds available from the 2001 and 2002 land sales, the internal generation of funds, including rate relief, as well as the Company's ability to raise capital from external sources. For the six months ended June 30, 2003 and 2002, BUI's additions to utility plant, net of customer advances, were $669,782 and $667,487, respectively (See Statement of Cash Flows). These additions were financed primarily from proceeds of land sales.

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

     Birmingham Utilities also maintains a $5,000,000 one-year, unsecured revolving line of credit that expires in October 2003. During the revolving period, BUI can choose between variable rate options of 30, 60, 90 or 180-day LIBOR plus 100 basis points or prime. BUI is required to pay interest only during the revolving period. The loan is payable in full at maturity. There were no outstanding borrowings on the revolving line of credit on June 30, 2003.

Results of Operations for the six months ended and three months ended June 30,
------------------------------------------------------------------------------
2003 and 2002
-------------

Net Income
----------

     Net income for the six months ended June 30, 2003 was $198,157 compared with $309,197 for the same 2002 period. Operating income for the six months ended June 30, 2003 has decreased $111,040 from the comparable 2002 period. Deferred income from land sales for the six months ended June 30, 2003 which decreased $107,802 from the comparable 2002 period principally accounts for the decline. Net income for the three months ended June 30, 2003 was $141,169 compared with $194,388 for the comparable 2002 period. Operating income for the second quarter of 2003 is $53,219 below the comparable 2002 period due to the same reason noted above for the six month period.

Operating Revenues
------------------

     Operating revenues for the first six months of 2003 of $2,412,175 are $124,501 above the comparable 2002 period. Increased revenues from Birmingham Utilities accounts for $44,819 of the increase due to higher consumption, while the remaining increase of $79,682 is attributable to higher revenue from Birmingham H2O Services. Operating revenues for the three month period ended June 30, 2003 were $75,082 above the comparable 2002 quarter. Birmingham Utilities accounts for $2,690 of the increase, while the remaining $72,392 is attributable to Birmingham H2O Services.

Operating and Maintenance Expenses
----------------------------------

     Operating and Maintenance expenses for the first six months of 2003 of $1,624,260 are $96,232 higher than operating and maintenance expenses of $1,528,028 recorded in the first six months of 2002. Increased property, liability and workers' compensation insurance costs for Birmingham Utilities as well as the higher operating costs relating to Birmingham H2O Services accounts for this increase. Somewhat offsetting these increases are lower shareholder expenses as the Company had incurred higher expenses in 2002 associated with the formation of BIW Limited. Increases in these expenses, also offset by the decrease in shareholder expenses, caused operating and maintenance expenses for the three month period ending June 30, 2003 to exceed the comparable 2002 period.

Depreciation
------------

     Depreciation for the first six months of 2003 and for the three month period ended June 30, 2003 were $15,002 and $7,500, higher than the comparable 2002 periods due to depreciation relating to plant additions that have continued throughout 2002 and into the first half of 2003.

Taxes Other Than Income Taxes
-----------------------------

     Taxes other than income taxes for the six month period ended June 30, 2003 were $28,607 higher than the comparable 2002 period. Increased payroll taxes and property taxes due to new additions to utility plant account for this increase. Taxes other than income taxes for the three month period ended June 30, 2003 were $11,182 higher than the comparable 2002 period. Increased payroll taxes and property taxes also account for this variance.

Other Income
------------

     Other income for the first six months of 2003 was $5,028 higher than the comparable period in 2002. An increase in allowance for funds used during construction partially offset by lower investment interest income accounts for this slight increase. Other income for the three month period ended June 30, 2003 was $4,885 lower than the second quarter of 2003. Decreases in investment interest income also accounts for this decrease.

Interest Expense
----------------

     Interest Expense of $207,479 recorded in the six month period ended June 30, 2003 is $5,687 lower than the comparable 2002 period due to the annual sinking fund payment relating to Birmingham Utilities' Mortgage Bonds. The interest expense for the three month period ended June 30, 2003 is $2,843 lower also because of the sinking fund payment.

Land Dispositions
-----------------

     When Birmingham Utilities disposes of land, any gain recognized, net of tax, is shared between ratepayers and stockholders based upon a formula approved by the DPUC.

     The portion of land disposition income applicable to stockholders is recognized in the year of disposition. There were no land sales in the second quarter of 2003 and 2002.

     Land disposition income applicable to ratepayers is recognized in the financial statements as a component of operating income on the line entitled "Amortization of Deferred Income on Dispositions of Land". These amounts represent the recognition of income deferred on land dispositions, which occurred in prior years. The amortization of deferred income on land dispositions, net of tax, was $89,586 and $197,388 for the six months ended June 30, 2003 and 2002, and $44,793 and $98,694 for the three months ended June 30, 2003 and 2002.

     Recognition of deferred income will continue over time periods ranging from three to fifteen years, depending upon the amortization period ordered by the DPUC for each particular disposition except for the 2002 sale in which the deferred portion will remain as an offset to rate base for a period of 40 years.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

     The Company has certain exposures to market risk related to changes in interest rates. There have been no material changes in market risk since the filing of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

ITEM 4 - CONTROLS AND PROCEDURES
--------------------------------

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2003. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

     There have been no changes in the Company's internal controls that have materially affected, or are reasonably likely to materially affect the internal controls over financial reporting during the quarter ended June 30, 2003.

                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     During the quarter ended June 30, 2003, the only matters submitted to a vote of the holders of the Company's common stock, its only class of voting stock, were submitted at the Company's Annual Meeting of Shareholders held on May 7, 2003, as set forth below. There were no broker non-votes on the listed matters.

(a) Election of Directors - All nominees for Director were elected, as follows:

                                Votes        % O/S         Votes
    Director                     For         Shares       Against
Michael J. Adanti             1,349,581        82          7,772
Mary Jane Burt                1,348,269        82          9,084
James E. Cohen                1,347,980        82          9,373
Alvaro da Silva               1,351,181        82          6,172
Betsy Henley-Cohn             1,348,269        82          9,084
Themis Klarides               1,350,748        82          6,605
Aldore J. Rivers, Jr.         1,351,956        82          5,397
B. Lance Sauerteig            1,351,981        82          5,372
Kenneth E. Schaible           1,351,692        82          5,661
John S. Tomac                 1,351,981        82          5,372

(b)  Approval of Auditors

     Dworken, Hillman, LaMorte & Sterczala, P.C. were approved as independent auditors for the Company for 2003. Total votes cast were 1,357,353, representing 83% of all outstanding shares. 1,342,208, representing 82% of all outstanding shares, were cast in favor of the appointment of Dworken, Hillman, LaMorte & Sterczala, P.C.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  Exhibits

     2.1 Purchase Agreement dated May 19, 2003 by and among Birmingham Utilities, Inc., Birmingham H2O Services, Inc. and Philadelphia Suburban Corporation (incorporated by reference to Exhibit 99.1 to the Company's Form 8-K filed May 28, 2003)

     31.1  Certification of CEO pursuant to Section 302 of Sarbanes Oxley Act.

     31.2  Certification of CFO pursuant to Section 302 of Sarbanes Oxley Act.

     32.1 Certification of CEO and CFO pursuant to Section 906 of Sarbanes Oxley Act.

(b)  Reports on Form 8-K

     The Company filed a Form 8-K on May 28, 2003 reporting pursuant to Item 5 thereof that it entered into an agreement with Philadelphia Suburban Corporation ("PSC") to purchase certain subsidiaries of PSC and related assets.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 BIW Limited

                                 Registrant

Date: August 13, 2003

                                 By:  /s/ John S. Tomac
                                     -----------------------------
                                     John S. Tomac, President
                                     (Duly authorized officer, and chief
                                      financial and accounting officer)