Form 10-Q
period 2003-09-30
BIW LTD
filed 2003-11-14
CIK 1169237

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003
                         COMMISSION FILE NUMBER 1-31374

                                   BIW LIMITED

             (Exact name of registrant as specified in its charter)


              CONNECTICUT                                    04-3617838
(State of Incorporation of Organization)               (I.R.S Employer I.D. No.)

     230 BEAVER STREET, ANSONIA, CT                             06401
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

            YES     X                                     NO
                ---------                                    ---------

            Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

            YES                                           NO     X
                ---------                                    ---------

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class                     Outstanding at October 31, 2003
--------------------------------------------------------------------------------
          COMMON STOCK, NO PAR VALUE                    1,637,076

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   BIW LIMITED
                                   -----------
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
             -------------------------------------------------------
                                   (UNAUDITED)
                                   -----------

                                                          Three Months Ended                     Nine Months Ended
                                                            September 30,                          September 30,
                                                  --------------------------------        --------------------------------
                                                      2003                2002                2003                2002
                                                  ------------        ------------        ------------        ------------
Operating revenue                                 $  1,835,209        $  1,384,686        $  4,247,384        $  3,710,153
                                                  ------------        ------------        ------------        ------------
Operating expenses:

  Operating expenses                                   956,006             820,551           2,419,544           2,246,519
  Maintenance expenses                                  63,409              38,137             224,131             174,085
  Depreciation                                         182,685             137,499             472,685             412,497
  Taxes other than income taxes                        104,115             106,766             310,643             284,687
  Taxes on income                                      134,109              92,962             170,140             130,380
                                                  ------------        ------------        ------------        ------------
Total operating expenses                             1,440,324           1,195,915           3,597,143           3,248,168
                                                  ------------        ------------        ------------        ------------
Operating income                                       394,885             188,771             650,241             461,985

Amortization of prior years'
  deferred income on land dispositions
  (net of income taxes)                                 44,793              98,693             134,379             296,081

Other income, net (including allowance
  for funds used during construction of
  $58,339 in 2003 and $30,860 in 2002)                  13,368              31,379              74,062              83,140
                                                  ------------        ------------        ------------        ------------
Income before interest expense                         453,046             318,843             858,682             841,206

Interest and amortization of debt discount             103,748             105,250             311,227             318,416
Income from dispositions of land (net of
  income taxes)                                           --               261,317                --               261,317
                                                  ------------        ------------        ------------        ------------
Net income                                        $    349,298        $    474,910        $    547,455        $    784,107

Retained earnings, beginning                      $  9,691,103        $  9,966,062        $  9,984,068        $ 10,146,829
Dividends                                              245,562             244,900             736,684             734,864
                                                  ------------        ------------        ------------        ------------
Retained earnings, ending                         $  9,794,839        $ 10,196,072        $  9,794,839        $ 10,196,072
                                                  ============        ============        ============        ============


Earnings per share - basic                        $       0.21        $       0.29        $       0.33        $       0.48
                                                  ============        ============        ============        ============
Earnings per share - diluted                      $       0.20        $       0.28        $       0.32        $       0.47
                                                  ============        ============        ============        ============
Dividends per share                               $       0.15        $       0.15        $       0.45        $       0.45
                                                  ============        ============        ============        ============

The accompanying notes are an integral part of these consolidated financial statements.

                                   BIW Limited
                                   -----------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                                  (Unaudited)
                                                                 September 30,          Dec. 31,
                                                                     2003                 2002
                                                                 ------------         ------------
ASSETS:
-------
Utility plant                                                    $ 28,196,367         $ 27,049,864
Accumulated depreciation                                           (8,472,997)          (8,013,941)
Net utility plant                                                  19,723,370           19,035,923

Current Assets:
      Cash and cash equivalents                                        98,735              663,060
      Investments                                                        --                737,141
      Accounts receivable, net of
       allowance for doubtful accounts                                754,835              457,932
      Accrued utility revenue                                         570,726              434,312
      Materials & supplies                                            137,068              115,568
        Prepayments                                                    62,795               16,106
                                                                 ------------         ------------
                  Total current assets                              1,624,159            2,424,119
                                                                 ------------         ------------
Deferred charges                                                      346,170              120,050
Unamortized debt expense                                               93,305              105,491
Regulatory asset - income taxes recoverable                           342,257              342,257
Other assets                                                          426,744              293,449
                                                                 ------------         ------------
                                                                    1,208,476              861,247
                                                                 ------------         ------------
                                                                 $ 22,556,005         $ 22,321,289
                                                                 ============         ============

STOCKHOLDERS' EQUITY AND LIABILITIES
------------------------------------
Stockholders' Equity:
      Common Stock, no par value, authorized
      5,000,000 shares; issued and outstanding at 9/30/03
      and 12/31/02, 1,637,076 shares                             $  2,905,190         $  2,905,190
      Retained earnings                                             9,794,836            9,984,068
                                                                 ------------         ------------
                                                                   12,700,026           12,889,258
                                                                 ------------         ------------
Long-term debt                                                      3,948,000            4,042,000
                                                                 ------------         ------------
Current Liabilities:
      Note payable                                                    565,000                 --
      Current portion of long-term debt                                94,000               94,000
      Accounts payable and accrued liabilities                        633,826              631,340
                                                                 ------------         ------------
                  Total current liabilities                         1,292,826              725,340
                                                                 ------------         ------------
Customers' advances for construction                                  450,609              428,684
Contributions in aid of construction                                2,087,462            2,013,522
Regulatory liability-income taxes refundable                          142,059              142,059
Deferred income taxes                                               1,842,877            1,797,075
Deferred income on disposition of land                                 92,146              283,351
                                                                 ------------         ------------
                                                                    4,615,153            4,664,691
                                                                 ------------         ------------
                                                                 $ 22,556,005         $ 22,321,289
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

                                   BIW Limited
                                   -----------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (UNAUDITED)
                                   -----------

                                                                  Nine Months Ended September 30,
                                                                 ---------------------------------
                                                                     2003                 2002
                                                                 ------------         ------------
Cash flows from operating activities:
      Net income                                                 $    547,455         $    784,107
                                                                 ------------         ------------
Adjustments to reconcile net income to
      net cash provided by operating activities:

Income from land dispositions                                            --               (421,576)
Depreciation and amortization                                         510,007              453,798
Amortization of deferred income, net of tax                          (134,379)            (296,081)
Deferred income taxes                                                 (11,025)              57,896
      Increases and decreases in assets and liabilities:

Accounts receivable and accrued utility revenue                      (433,316)              36,524
Materials and supplies                                                (21,500)             (37,203)
Prepayments                                                           (46,689)             (62,884)
Accounts payable and accrued expenses                                   2,485              (19,082)
                                                                 ------------         ------------
Total adjustments                                                    (134,417)            (288,608)
                                                                 ------------         ------------
Net cash flows provided by operating activities                       413,038              495,499
                                                                 ------------         ------------
Cash flows from investing activities:

Proceeds from land dispositions                                       537,500
Net construction expenditures                                      (1,050,638)          (1,103,282)
Sales of investments                                                  737,141                 --
Other assets and deferred charges, net                               (398,182)             (74,155)
                                                                 ------------         ------------
Net cash flows used in
      investing activities                                           (711,679)            (639,937)
                                                                 ------------         ------------
Cash flows from financing activities:

      Increase in short term debt                                     565,000                 --
      Decrease in long-term debt                                      (94,000)             (94,000)
      Dividends paid, net                                            (736,684)            (699,382)
                                                                 ------------         ------------
Net cash flows used in
      financing activities:                                          (265,684)            (793,382)
                                                                 ------------         ------------
Net decrease in cash & cash equivalents                              (564,325)            (937,820)
Cash & cash equivalents, beginning                                    663,060            3,039,640
                                                                 ------------         ------------
Cash & cash equivalents, ending                                  $     98,735         $  2,101,820
Supplemental disclosure of cash flow formation:
      Cash paid for

         Interest $                                                   398,710         $    407,772
         Income taxes                                                   9,000              108,000
Supplemental disclosure of non-cash investing activities:
      Birmingham Utilities receives contributions of plant from
      builders and developers. These contributions of plant
      are reported in utility plant and in customers' advances
      for construction. The contributions are deducted from
      construction expenditures by BUI

                  Gross plant, additions                         $  1,146,503         $  1,115,942
                  Customers' advances for construction                (95,865)             (12,660)
                                                                 ------------         ------------
                  Capital expenditures, net                      $  1,050,638         $  1,103,282
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

NOTE  1  -  QUARTERLY FINANCIAL DATA
------------------------------------

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

            Birmingham Utilities' business of selling water is to a certain extent seasonal because water consumption normally increases during the warmer summer months. Another factor affecting the comparability of various accounting periods includes the timing of rate increases. BUI was granted a 27.74 percent water service rate increase on August 7, 2003 (See Note 6). In addition, Birmingham H2O Services' business activities will slow in the winter months. Accordingly, annualization of the results of operations for the nine months ended September 30, 2003 and 2002 would not necessarily accurately forecast the annual results of each year.

NOTE  2  -  PRINCIPLES OF CONSOLIDATION
---------------------------------------

            The consolidated financial statements include the accounts of BIW Limited and its wholly owned subsidiaries Birmingham Utilities, Inc. and Birmingham H2O Services, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE  3  -  RECLASSIFICATIONS
-----------------------------

Certain September 30, 2002 balances have been reclassified to conform to the September 30, 2003 presentation.

NOTE  4  -  CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING DILUTED
----------------------------------------------------------------------

            The following table summarizes the number of common shares used in the calculation of earnings per share.

                                                 Three Months Ended                 Nine Months Ended
                                            ---------------------------         ---------------------------
                                             9/30/03           9/30/02           9/30/03           9/30/02
                                            ---------         ---------         ---------         ---------
Weighted average shares outstanding
 for earnings per share, basic              1,637,076         1,632,880         1,637,076         1,632,880

Incremental shares from assumed
 conversion of stock options                   31,406            35,430            31,671            36,125
                                            ---------         ---------         ---------         ---------
Weighted average shares outstanding
 for earnings per share, diluted            1,668,482         1,668,310         1,668,747         1,669,005
                                            =========         =========         =========         =========

NOTE  5  -  PURCHASE AND SALE AGREEMENT
---------------------------------------

            On May 19, 2003 BIW Limited's wholly-owned subsidiaries Birmingham Utilities, Inc. (BUI) and Birmingham H2O Services, Inc. (BHS) entered into a Purchase Agreement (the Purchase Agreement) with Philadelphia Suburban Corporation (PSC). The Purchase Agreement provides for the acquisition by BUI of all of the issued and outstanding shares of common stock of Eastern Connecticut Regional Water Company, Inc., as well as certain assets used in regulated water utility operations in Connecticut. BUI would also acquire all of the issued and outstanding stock of five regulated water companies located in and operating in the State of New York. Pursuant to the Purchase Agreement, BHS would purchase certain non-regulated assets that consist largely of operating and maintenance agreements with respect to various unregulated water supply systems located in eastern and central Connecticut.

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

            On July 31, 2003, PSC purchased the Aqua Source utility and non-utility systems, which include the Connecticut and New York operations from Aqua Source, Inc., pursuant to a previously announced purchase agreement among PSC, Aqua Source and DQE, Inc. The sale of the Connecticut and New York regulated operations to Birmingham Utilities is subject to Connecticut and New York regulatory approval. Applications for approval were filed with the Connecticut DPUC on June 19, 2003 and with the New York Commission on July 3, 2003.

            On August 1, 2003 PSC and Birmingham H2O Services signed a professional service agreement whereby BHS would operate the Connecticut operations for PSC until such time that the transaction was approved by the Connecticut DPUC. Under the terms of the agreement Birmingham H2O Services would pay PSC their carrying costs for the purchase of the Connecticut operations while Birmingham H2O Services would retain all profits from the operation.

            On October 31, 2003 Birmingham Utilities and Birmingham H2O Services purchased the Connecticut regulated and unregulated operations from PSC. The Connecticut DPUC approved the sale of the regulated operations on October 22, 2003. The purchase price was $4,000,000 which included the regulated and non regulated operation in Connecticut which is also subject to certain purchase price adjustments. The purchase price was funded through borrowings on Birmingham Utilities' existing line of credit with Citizens Bank. The application filed with the New York Commission on July 3, 2003 is expected to be adjudicated early next year.

NOTE  6  -  WATER SERVICES RATE APPLICATION
-------------------------------------------

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
------------------------------------------------------

           On November 22, 2002, Birmingham H2O Services, Inc., a non-regulated subsidiary of BIW Limited, was formed. This company provides water related services to other water utilities, developers and individuals.

NOTE  8  -  LAND SALES
----------------------

            On September 27, 2002, Birmingham Utilities sold 27 acres of unimproved land in Seymour, Connecticut to the State of Connecticut, Department of Environmental Protection (DEP) for $537,500. The after tax gain on this transaction amounted to $311,092, of which 16% or $49,775, was allocated by the DPUC to an account stipulated as an offset to rate base for a period of 40 years. The rate base offset account does not represent a claim by ratepayers on any asset of BUI. The rate base offset account was utilized in calculating rate base in the recently approved rate decision.

NOTE  9  -  CORPORATE RESTRUCTURING
-----------------------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------

            Management's Discussion and Analysis of the Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10K for the year ended December 31, 2002 should be read in conjunction with the comments below.

CAPITAL RESOURCES AND LIQUIDITY

            Completion of Birmingham Utilities' Long Term Capital Improvement Program will be funded from the proceeds available from the 2001 and 2002 land sales, the internal generation of funds, including rate relief, as well as the Company's ability to raise capital from external sources. For the nine months ended September 30, 2003 and 2002, BUI's additions to utility plant, net of customer advances, were $1,050,638 and $1,103,282 respectively (See Statement of Cash Flows). These additions were financed primarily from proceeds of land sales.

            Birmingham Utilities has outstanding $3,948,000 principal amount of Mortgage Bonds, due September 1, 2011, issued under its Mortgage Indenture. The Mortgage Indenture limits the issuing of additional First Mortgage Bonds and the payment of dividends. It does not, however, restrict the issuance of either long term or short-term debt, which is either unsecured or secured with liens subordinate to the lien of the Mortgage Indenture.

            Birmingham Utilities also maintains a $5,000,000 one-year, unsecured revolving line of credit that expired in October 2003. This line was subsequently extended until December 28, 2003. The Company has received preliminary approval for a new $7,000,000 one year unsecured revolving line of credit that is expected to close before the end of the year. During the revolving period, BUI can choose between variable rate options of 30, 60, 90 or 180-day LIBOR plus 100 basis points or prime. BUI is required to pay interest only during the revolving period. The loan is payable in full at maturity. The extended revolving line maintains the same terms as the expired line. Borrowings of $565,000 were outstanding on the revolving line of credit on September 30, 2003 and there were no outstanding borrowings on the revolving line of credit on September 30, 2002.

Results of Operations for the nine months ended and three months ended
----------------------------------------------------------------------
September 30, 2003 and 2002
---------------------------

Net Income
----------

            Net income for the nine months ended September 30, 2003 was $547,455 compared with $784,107 for the same 2002 period. Land sale income contributed $261,317 to net income in 2002 while there was no land sale income in 2003. Net income for the three months ended September 30, 2003 was $349,298 compared with $474,910 for the comparable 2002 period. Land sales, which took place in the third quarter of 2002, contributed $261,317 to net income while there were no land sales recorded in the third quarter of 2003.

Operating Revenues
------------------

            Operating revenues for the first nine months of 2003 of $4,247,384 are $537,231 above the comparable 2002 period. The third quarter 2003 includes revenues from the managed Eastern Connecticut regulated and unregulated operations of PSC for the months of August and September of $381,204. Birmingham H20 Services under the operating agreement signed with PSC assumed full responsibility of operating these entities on August 1, 2003 (See Note 5). Birmingham H2O Services revenues decreased by $25,587 and Birmingham Utilities' revenues increased by $181,614. Although consumption was lower due to the unusually wet weather, this was offset by the rate increase which went into effect on August 7, 2003. Operating revenues for the three month period ended September 30, 2003 are $450,523 above the comparable 2002 quarter. Birmingham Utilities accounts for $136,795 of the increase while Birmingham

H2O Services revenues decreased by $67,476. The remaining $381,204 is attributable to the newly managed operations.

Operating and Maintenance Expenses
----------------------------------

            Operating and Maintenance expenses for the first nine months of 2003 of $2,643,675 are $223,071 higher than operating and maintenance expenses of $2,420,604 recorded in the first nine months of 2002. Increased property, liability and workers' compensation insurance costs, partially offset by a decrease in the supplemental pension expense, for Birmingham Utilities as well as the higher costs relating to the newly managed operations, accounts for this increase. Operating and maintenance expenses for the three month period ended September 30, 2003 exceeded the comparable 2002 period for the same reasons noted above for the nine month period.

Depreciation
------------

            Depreciation for the first nine months of 2003 and for the three month period ended September 30, 2003 are $60,188 and $45,186, respectively, higher than the comparable 2002 periods due to depreciation related to the newly managed operations as well as the depreciation expense relating to plant addition that have continued throughout 2002 and 2003.

Taxes Other Than Income Taxes
-----------------------------

            Taxes other than income taxes for the nine month period ended September 30, 2003 were $25,956 higher than the comparable 2002 period. Increased payroll taxes and property taxes due to new operations as well as new utility plant additions account for this increase. Taxes other than income taxes for the three month period ended September 30, 2003 are $2,651 lower than the comparable 2002 period due to an increase in the monthly expense accrual which began in the third quarter of 2002. This same increase is spread over the entire twelve month period of 2003. Although expenses did increase for the reasons noted above, the timing of the expense between the two years causes the variance for the quarter.

Other Income
------------

            Other income for the first nine months of 2003 was $9,078 lower than the comparable period in 2002. A decrease in investment interest income partially offset by an increase in allowance for funds used during construction accounts for this decrease. Other income for the three month period ended September 30, 2003 was $18,011 lower than the second quarter of 2002. Decreases in investment interest income also accounts for this decrease.

Interest Expense
----------------

            Interest expense of $311,227 recorded in the first nine months of 2003 is $7,189 lower than the comparable 2002 period due to the annual sinking fund payment relating to Birmingham Utilities' Series E Bonds. The interest expense for the three month period ended September 30, 2003 is $1,502 lower also because on the sinking fund payment.

Land Dispositions
-----------------

            When Birmingham Utilities disposes of land, any gain recognized, net of tax, is shared between ratepayers and stockholders based upon a formula approved by the DPUC. The impact of land dispositions is recognized in two places on the statement of income.

             The statement of income reflects income from the disposition of land (net of taxes) of $0 and $261,317 for the nine months ended September 30, 2003 and September 30, 2002 respectively. That amount represents the stockholders immediate share of income from the sales.

            The net gain on the 2002 sale totaled $311,091. The DPUC's September 26, 2002 decision called for 16% of the gain to be allocated to an account stipulated as an offset to rate base. That amount, $49,775, is to remain in that account for a 40 year period. (See Note 8.)

            Land disposition income applicable to ratepayers is also recognized in the financial statements as a component of operating income on the line entitled "Amortization of Deferred Income on Dispositions of Land". These amounts represent the recognition of income deferred on land dispositions, which occurred in prior years. The amortization of deferred income on land dispositions, net of tax, was $134,379 and $296,081 for the nine months ended September 30, 2003 and 2002, and $44,793 and $98,693 for the three months ended September 30, 2003 and 2002.

            Recognition of deferred income will continue over time periods ranging from three to fifteen years, depending upon the amortization period ordered by the DPUC for each particular disposition except for the 2002 sale in which the deferred portion will remain as an offset to rate base for a period of 40 years.

ITEM  3  -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------------------

            The Company has certain exposures to market risk related to changes in interest rates. There have been no material changes in market risk since the filing of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

ITEM  4  -  CONTROLS AND PROCEDURES
-----------------------------------

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

            The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2003. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

            There have been no changes in the Company's internal controls that have materially affected, or are reasonably likely to materially affect the internal controls over financial reporting during the quarter ended September 30, 2003.

                           PART II. OTHER INFORMATION

ITEM  6  -  EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------

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

                                          BIW Limited
                                          -----------
                                          Registrant

Date:     November 13, 2003

                                          By:  /s/ John S. Tomac
                                          --------------------------------------
                                          John S. Tomac, President

                                          (Duly authorized officer, and chief
                                          financial officer)