Form 10-K
period 2003-12-31
BIW LTD
filed 2004-03-30
CIK 1169237

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003
                           Commission File No. 1-31374


                                   BIW LIMITED
             ------------------------------------------------------
             (Exact Name of registrant as specified in its charter)


        CONNECTICUT                                            04-3617838
-------------------------------                              ---------------
(State or other jurisdiction of                              I.R.S. Employer
 incorporation or organization)                             Identification No.

     230 Beaver Street, Ansonia, CT                             06401-0426
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)


        Registrant's telephone number, including area code: (203)735-1888


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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).   Yes [_]     No [X]

Aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sale price of such stock as of December 31, 2003: $30,425,422.

As of March 10, 2004, the Registrant had 1,624,542 shares of common stock, no par value, outstanding.


                       Documents Incorporated by Reference

Portions of the Annual Report to stockholders for the fiscal year ended December 31, 2003 are incorporated by reference into Part II of this report. Portions of the Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.
================================================================================

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

These factors include, among others, the adequacy of rates approved by the DPUC, weather conditions, changes in governmental regulations affecting water quality, success of operating initiatives, changes in business strategy, as well as general economic and business conditions.

Item 1.  Business

BIW Limited ("BIW" or the "Company") is the parent company of Birmingham Utilities, Inc. ("BUI" or "Birmingham Utilities") a specially chartered Connecticut public service corporation in the business of collecting and distributing water for domestic, commercial and industrial uses and fire protection in Ansonia and Derby, Connecticut, and in small parts of the contiguous Town of Seymour. Water service is also provided for domestic and commercial use in 30 satellite water operations in 16 towns in eastern Connecticut, which form BUI's Eastern Division. This division, which was acquired in 2003, was the former Eastern Connecticut Regional Water Company, Inc. Birmingham H2O Services, Inc. ("BHS" or "Birmingham H2O Services"), the Company's non-regulated subsidiary, offers a consumer protection program for residential service lines and provides water related services to other water utilities, municipalities, contractors and individuals throughout Connecticut. Under its charter, Birmingham Utilities enjoys a monopoly franchise in the distribution of water in the area which it serves. In conjunction with its right to sell water, Birmingham Utilities has the power of eminent domain and the right to erect and maintain certain facilities on and in public highways and grounds, all subject to such consents and approvals of public bodies and others as may be required by law.

The current sources of Birmingham Utilities' water are wells located in Derby and Seymour and interconnections with the South Central Connecticut Regional Water Authority's (the "Regional Water Authority") system (a) at the border of Orange and Derby (the "Grassy Hill Interconnection") and (b) near the border of Seymour and Ansonia (the "Woodbridge Interconnection"), and 79 wells located in 16 towns in eastern Connecticut that service 30 satellite water systems. Birmingham Utilities maintains its interconnected Beaver Lake Reservoir System, a 2.2 million gallon per day (MGD) surface supply in case of emergency needs located in Seymour and Woodbridge, CT.

Birmingham Utilities' main system operating in Ansonia, Derby, and Seymour has a safe daily yield (including only those supplies that comply with the Federal Safe Drinking Water Act (SDWA) on a consistent basis) of approximately 8.0 MGD, while the average daily demand and the maximum daily demand on the system during 2003 were approximately 3.18 MGD and 4.18 MGD, respectively. The distribution system with the exception of the well supplies, is mainly through gravity, but there are seven distinct areas at higher elevations where pumping, pressure tanks and standpipes are utilized. These higher areas include approximately 25% of the Company's customers.

During 2003, approximately 1.23 billion gallons of water from all sources were delivered to Birmingham Utilities' customers. Birmingham Utilities has approximately 11,270 customers of whom approximately 97% are residential and commercial. No single customer accounted for as much as 10% of total billings in 2003. The business of Birmingham Utilities is to some extent seasonal, since greater quantities of water are delivered to customers in the hot summer months.

The Company had, as of March 10, 2004, 40 full-time employees and 2 part-time employees. The Company's employees are not affiliated with any union organization.

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


                      Executive Officers of the Registrant

Name, Age and Position        Business Experience Past 5 Years

Betsy Henley-Cohn, 51              Chairwoman of the Board of Directors and
Chairwoman of the Board            Chief Executive Officer of the Company
And Chief Executive Officer        since May 1992; Chairperson/Treasurer,
                                   Joseph Cohn & Sons, Inc. since 1979;
                                   Director, UIL Holdings Corporation,
                                   since 1990; Director, Aristotle Corp.
                                   (1995-2002); Director, Citizens Bank of
                                   Connecticut (1997-1999).

John S. Tomac, 50                  President of the Company since October
President and Treasurer            1, 1998; Vice President of the Company
                                   December 1, 1997-September 30, 1998;
                                   Treasurer of the Company since December
                                   1997; Assistant Controller, BHC Company
                                   1991-1997.


Item 2.  Properties

The Company's properties consist chiefly of land, wells, reservoirs, and pipelines. Birmingham Utilities operations in Ansonia, Derby and Seymour have 5 production wells with an aggregate effective capacity of approximately 3.0 MGD. Birmingham Utilities' existing interconnections with the Regional Water Authority can provide 5.0 MGD. Birmingham Utilities' entire system has a safe daily yield (including only those supplies that comply with the SDWA on a consistent basis) of approximately 8.0 MGD, while the average daily demand and the maximum daily demand on the system during 2003 were approximately 3.18 MGD and 4.18 MGD, respectively. The distribution system, with the exception of the well supplies, is mainly through gravity, but there are seven distinct areas at higher elevations where pumping, pressure tanks and standpipes are utilized. These higher areas include approximately 25% of Birmingham Utilities' customers.

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

Birmingham Utilities' newly acquired Eastern Division consists of 30 satellite water systems in 16 towns in eastern Connecticut serving 2,100 connections. These systems serve residential subdivisions, elderly housing complexes, and condominium complexes. Typical system configuration includes two or more wells, chemical addition, atmospheric storage, booster pumps, and hydropneumatic storage. Several of these systems also include filtration for iron and manganese removal. Two systems have radon removal treatment. Three of the systems are seasonal, only operating during the months of April through October. One additional system is currently under construction in Hebron, CT and is being financed by the developer of a new elderly housing complex. This system is currently serving the new RHAM School District complex in Hebron with funds provided by the school district. Two of the systems in East Hampton, CT are currently being expanded to accommodate new development. Westchester Village Mobile Home Park and Westchester East Mobile Home Park water systems serve 101 and 65 fully developed trailer homes, respectively. The Westchester Village Mobile Home Park system was significantly upgraded with new storage and pumping facilities in 2001.

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


Item 3.  Legal Proceedings

None.


Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The inside back cover of the Company's Annual Report to shareholders for the year ended December 31, 2003, (Shareholder Information), is incorporated herein by reference, pursuant to Rule 12b-23 of the Securities and Exchange Act of 1934 (the "Act") and to Instruction G(2) to Form 10-K.


Item 6.  Selected Financial Data

The inside front cover of the Company's Annual Report to shareholders for the year ended December 31, 2003, (Financial Highlights), is incorporated herein by reference, pursuant to Rule 12b-23 of the Act and to Instruction G(2) to Form 10-K.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Pages 6 through 11 of the Company's Annual Report to Shareholders for the year ended December 31, 2003 are incorporated herein by reference, pursuant to Rule 12b-23 of the Act and to Instruction G(2) to Form 10-K.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company has certain exposures to market risk related to changes in interest rates. The Company has an outstanding revolving credit agreement, under which there were borrowings of $4,705,000 at December 31, 2003. The Company, however, expects to repay $4,000,000 of this borrowing in 2004 through the issuance of new first mortgage bonds. The revolving credit agreement bears interest at variable rates based on current LIBOR indices. The Company is not subject in any material respect to currency or other commodity risk.


Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements, together with the report therein, of Dworken, Hillman, LaMorte and Sterczala, P.C., dated February 29, 2004, appearing on pages 12 through 28 of the Company's 2003 Annual Report to Shareholders are incorporated herein by reference, pursuant to Rule 12b-23 of the Act and Instruction G(2) to Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.


Item 9A. Controls and Procedures

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

As of December 31, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

In connection with the evaluation described in the foregoing paragraph, there were no changes identified in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The information appearing under the captions Proposal No. 1 - "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on May 11, 2004, is incorporated by reference in partial response to this item. See also "Executive Officers of the Registrant", following Part I,
Item 1 herein.


Item 11. Executive Compensation

The information appearing under the captions "Executive Compensation" and "Compensation of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on May 11, 2004 is incorporated by reference in response to this item.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information appearing under the caption "Stock Ownership" in the Company's definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on May 11, 2004 is incorporated by reference in partial response to this item.

       Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information regarding our equity compensation plans as of December 31, 2003:

--------------------------  --------------  -----------  ----------------------
                            Number of       Weighted-
                            Securities to   average      Number of Securities
                            be issued upon  exercise     Remaining available
                            exercise of     price of     For future issuance
                            outstanding     outstanding  Under equity
Plan Category               options         options      Compensation plans
--------------------------  --------------  -----------  ----------------------
Equity compensation plans
  approved by security
  holders                       86,418         $11.53           80,500
--------------------------  --------------  -----------  ----------------------
Equity compensation plans
  Not approved by security
  holders                          --              --               --
--------------------------  --------------  -----------  ----------------------
Total                           86,418         $11.53           80,500
--------------------------  --------------  -----------  ----------------------


Item 13. Certain Relationships and Related Transactions

The information appearing under the caption "Certain Transactions" in the Company's definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on May 11, 2004 is incorporated by reference in response to this item.


Item 14. Principal Accountant Fees and Services

The information concerning Principal Accountant Fees and Services is set forth under the heading "Auditor Matters" in the Company's definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on May 11, 2004 is incorporated by reference in response to this item.


                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following statements are filed as part of this report:

                                                             Page in
                                                             Annual Report*
                                                             -------------
         Consolidated Statements of Income and Retained
         earnings for the three years ended December
         31, 2003                                                 14

         Consolidated Balance Sheets at December 31,
         2003 and 2002                                            13

         Consolidated Statements of Cash Flows for the
         three years ended December 31, 2003                      15

         Notes to the Consolidated Financial Statements           16-28

         Report of Independent Accountants                        12

* Incorporated by reference from the indicated pages of the 2003 Annual Report.


(b) Reports on Form 8-K.

During the quarter ended December 31, 2003, the following Current Report on Form 8-K was filed:

On November 14, 2003, we filed a Current Report on Form 8-K, under Item 2, regarding the closing of the purchase of the Connecticut regulated and unregulated operations of AquaSource, Inc. from Philadelphia Suburban Corporation (PSC) for approximately $4,000,000 subject to certain post-closing purchase price adjustments.

(c) Exhibits

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

(4.2) First Modification and Reaffirmation Agreement by and between Birmingham Utilities, Inc., Birmingham H2O Services, Inc., and Citizens Bank of Connecticut, dated December 30, 2003.

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

(13)    2003 Annual Report to Shareholders

(21)    Subsidiaries of the Registrant

(23)    Consent of Auditors

(31.1) Certification of the Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2) Certification of the Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32) Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




       BIW, Limited
----------------------------
       (Registrant)




BY:  /s/ Betsy Henley-Cohn
     -----------------------
     Betsy Henley-Cohn
     Chairwoman of the Board
    (Chief Executive Officer)





Date:  March 25, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Michael J. Adanti                     /s/ Themis Klarides
-----------------------------             -----------------------------
Michael J. Adanti, Director               Themis Klarides, Director
March 25, 2004                            March 25, 2004




/s/ Mary Jane Burt                        /s/ B. Lance Sauerteig
-----------------------------             -----------------------------
Mary Jane Burt, Director                  B. Lance Sauerteig, Director
Date: March 25, 2004                      Date: March 25, 2004




/s/ James E. Cohen                        /s/ Kenneth E. Schaible
-----------------------------             -----------------------------
James E. Cohen, Director                  Kenneth E. Schaible, Director
Date: March 25, 2004                      Date: March 25, 2004




/s/ Betsy Henley-Cohn                     /s/ John S. Tomac
-----------------------------             -----------------------------
Betsy Henley-Cohn, Chairwoman             John S. Tomac, Director
and Chief Executive Officer               President & Treasurer and
Board of Directors                        Chief Financial Officer
Date: March 25, 2004                      Date:  March 25, 2004




/s/ Alvaro da Silva                       /s/ Linda Batten
-----------------------------             -----------------------------
Alvaro da Silva, Director                 Linda Batten, Controller
Date: March 25, 2004                      Date:  March 25, 2004

                                   BIW Limited

                                INDEX TO EXHIBITS
                                -----------------





Item No.
--------

 (4.2)    First Modification and Reaffirmation between BUI and Citizens Bank

  (13)    2003 Annual Report to Shareholders

  (21)    Subsidiaries of the Registrant

  (23)    Consent of Auditors

(31.3) Certification of the Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.4) Certification of the Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  (32) Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.