Form 10-Q
period 2004-03-31
BIW LTD
filed 2004-05-14
CIK 1169237

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004
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

                                 YES [ ] NO [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                               Outstanding at May 12, 2004
     COMMON STOCK, NO PAR VALUE                            1,642,542

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                   BIW Limited
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (UNAUDITED)

                                                         Three Months Ended
                                                              March 31,
                                                       2004              2003
                                                    ----------        ----------

Operating revenue                                   $2,111,457        $1,116,192
                                                    ----------        ----------

Operating expenses:
  Operating expenses                                 1,336,161           729,969
  Maintenance expenses                                 134,725            74,160
  Depreciation                                         180,000           145,000
  Taxes other than income taxes                        136,769           105,589
  Taxes on income                                       53,267               912
                                                    ----------        ----------
Total operating expenses                             1,840,922         1,055,630
                                                    ----------        ----------

Utility operating income                               270,535            60,562

Amortization of deferred income
 on land dispositions (net of income taxes)              2,835            44,793

Other income, net (including allowance

  for funds used during construction of
  $45,269 in 2004, and  $34,976 in 2003)                57,345            55,374
                                                    ----------        ----------

Income before interest expense                         330,715           160,729

Interest and amortization of debt discount             128,830           103,741
                                                    ----------        ----------

Net income                                          $  201,885        $   56,988

Retained earnings, beginning                        $9,822,197        $9,984,068
Dividends                                              279,232           245,561
                                                    ----------        ----------
Retained earnings, ending                           $9,744,850        $9,795,495
                                                    ==========        ==========

Earnings per share, basic                           $      .12        $      .03
                                                    ==========        ==========
Earnings per share, diluted                         $      .12        $      .03
                                                    ==========        ==========
Dividends per share                                 $      .17        $      .15
                                                    ==========        ==========


The accompanying notes are an integral part of these consolidated financial statements.

                                   BIW Limited
                           CONSOLIDATED BALANCE SHEETS

                                                              (Unaudited)
                                                                March 31,         Dec. 31,
                                                                  2004              2003
                                                              ------------      ------------
ASSETS:
Utility plant                                                 $ 33,698,095      $ 33,213,665
Accumulated depreciation                                        (8,804,854)       (8,578,855)
                                                              ------------      ------------
Net utility plant                                               24,893,241        24,634,810
                                                              ------------      ------------
Other property                                                     401,575           388,678
                                                              ------------      ------------

Current assets:
      Cash and cash equivalents                                     84,902           148,618
      Accounts receivable, net of
       allowance for doubtful accounts                             999,261           916,985
      Accrued utility revenue                                      552,699           561,560
      Materials & supplies                                         285,436           280,319
        Prepayments                                                294,838           302,482
                                                              ------------      ------------
                  Total current assets                           2,217,136         2,209,964
                                                              ------------      ------------

Deferred charges                                                   228,468           226,034
Unamortized debt expense                                           134,424            89,242
Regulatory asset - income taxes recoverable                        439,050           439,050
Other assets                                                       456,179           411,691
                                                              ------------      ------------
                                                                 1,258,121         1,166,017
                                                              ------------      ------------
                                                              $ 28,770,073      $ 28,399,469
                                                              ============      ============

STOCKHOLDERS' EQUITY AND LIABILITIES:
Stockholders' equity:
      Common stock, no par value, authorized 5,000,000
         shares;  issued and outstanding 3/31/04
         1,642,542 shares; 12/31/03 1,637,076 shares          $  2,900,942      $  2,900,913
      Retained earnings                                          9,744,850         9,822,197
                                                              ------------      ------------
                                                                12,645,792        12,723,110
                                                              ------------      ------------

Long-term debt                                                   3,948,000         3,948,000
                                                              ------------      ------------

Current liabilities:
      Current portion of long-term debt                             94,000            94,000
      Note payable                                               5,505,000         4,705,000
      Accounts payable and accrued liabilities                   1,066,428         1,411,227
                                                              ------------      ------------
                  Total current liabilities                      6,665,428         6,210,227
                                                              ------------      ------------

Customers' advances for construction                               503,127           503,897
Contributions in aid of construction                             2,454,304         2,454,304
Regulatory liability-income taxes refundable                       134,486           134,486
Deferred income taxes                                            2,395,364         2,397,034
Deferred income on disposition of land                              23,572            28,411
                                                              ------------      ------------
                                                                 5,510,853         5,518,132
                                                              ------------      ------------
                                                              $ 28,770,073      $ 28,399,469
                                                              ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

                                   BIW Limited
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 Three Months Ended March 31,
Cash Flows From Operating Activities                                2004             2003
                                                                 ----------       ----------
      Net income                                                 $  201,885       $   56,988
                                                                 ----------       ----------
Adjustments to reconcile net income to net cash
  used in operating activities:
Depreciation and amortization                                       202,259          157,445
Amortization of deferred income, net of tax                          (2,835)         (44,793)
Deferred income taxes                                                (3,675)          (3,675)
      Increases and decreases in assets and liabilities:
Accounts receivable and accrued utility revenue                     (73,415)          53,855
Materials and supplies                                               (5,117)         (42,316)
Prepayments                                                           7,644         (158,016)
Accounts payable and accrued liabilities                           (344,799)        (133,129)
                                                                 ----------       ----------

Total Adjustments                                                  (219,938)        (170,629)
                                                                 ----------       ----------


Net cash flows used in operating activities                         (18,053)        (113,641)
                                                                 ----------       ----------

Cash flows from investing activities:
      Net construction expenditures                                (498,096)        (304,931)
      Sale of investments                                              --            190,905
      Other assets and deferred charges, net                        (68,335)         (68,694)
                                                                 ----------       ----------
Net cash flows used in
      investing activities                                         (566,431)        (182,720)
                                                                 ----------       ----------

Cash flows from financing activities:
      Dividends paid                                               (279,232)        (245,561)
      Borrowings under line of credit                               800,000             --
                                                                 ----------       ----------

Net cash flows provided by(used in)
      financing activities:                                         520,768         (245,561)
                                                                 ----------       ----------

Net  decrease in cash and cash equivalents                          (63,716)        (541,922)
Cash and cash equivalents, beginning                                148,618          663,060
                                                                 ----------       ----------
Cash and cash equivalents, ending                                $   84,902       $  121,138
                                                                 ==========       ==========

Supplemental disclosure of cash flow information:
      Cash paid for
         Interest                                                $  194,824       $  199,355
         Income taxes                                                10,000            9,000


Supplemental disclosure of non-cash investing activities:
   Birmingham Utilities receives contributions of plant
   from builders and developers. These contributions of
   plant are reported in utility plant and in customers'
   advances for construction. The contributions are
   deducted from construction expenditures by BUI
      Gross plant additions                                      $  497,326       $  329,296
      Customers' advances for construction                              770          (24,365)
                                                                 ----------       ----------
      Capital expenditures, net                                  $  498,096       $  304,931
                                                                 ==========       ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                   BIW Limited
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     BIW Limited (BIW or the Company) is the parent company of Birmingham Utilities, Inc. and its wholly-owned subsidiary Eastern Connecticut Regional Water Company, Inc. (Eastern Division), collectively (BUI or Birmingham Utilities), a regulated public water service company that provides water service to customers in various cities and towns in Connecticut and Birmingham H2O Services, Inc. (BHS or H2O Services), which provides water related services to other water utilities, municipalities, contractors and individuals throughout Connecticut.

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

     In addition, Birmingham Utilities is subject to regulation of its water quality under the Federal Safe Drinking Water Act (SDWA). The United States Environmental Protection Agency has granted to the Health Department the primary enforcement responsibility in Connecticut under the SDWA. The Health Department has established regulations containing maximum limits on contaminants, which have or may have an adverse effect on health.

NOTE 1 - QUARTERLY FINANCIAL DATA

     The accompanying consolidated financial statements of BIW Limited have been prepared in accordance with accounting principles generally accepted in the United States of America, without audit, except for the Balance Sheet for the year ended December 31, 2003, which has been audited. The interim financial information conforms to the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, as applied in the case of rate-regulated public utilities, complies with the Uniform System of Accounts and ratemaking practices prescribed by the DPUC. In management's opinion, these consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. Certain information and footnote disclosures required by accounting principles generally accepted in the United States of America have been omitted, pursuant to such rules and regulations; although the Company believes that the disclosures are adequate to make the information presented not misleading.

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

     For further information, refer to the financial statements and accompanying footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

     Birmingham Utilities' business of selling water is to a certain extent seasonal because water consumption normally increases during the warmer summer months. Another factor affecting the comparability of various accounting periods includes the timing of rate increases. In addition, Birmingham H2O Services' business activities will slow in the winter months. Accordingly, annualization of the results of operations for the three months ended March 31, 2004 and 2003 would not necessarily accurately forecast the annual results of each year.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of BIW Limited and its subsidiaries Birmingham Utilities, Inc. and Birmingham H2O Services, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 3 - ACQUISITION

     On October 31, 2003, Birmingham Utilities purchased from Aqua America, formerly the Philadelphia Suburban Corporation (PSC) for $4,651,000 all of the issued and outstanding shares of common stock of Eastern Connecticut Regional Water Company, Inc., and Birmingham H2O Services purchased certain non-regulated assets consisting largely of operating maintenance agreements with various unregulated water supply systems located in eastern Connecticut and Rhodes Pump Service, Inc. located in Guilford, Connecticut. The purchase price was funded through borrowings on BUI's existing line of credit.

     The acquisition has been accounted for in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations." Accordingly, the cost of the acquisition was allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values at the date of acquisition.

     In 2003, Birmingham Utilities entered into a Purchase Agreement with PSC to purchase all of the issued and outstanding shares of common stock of five small regulated water companies located in eastern New York. The purchase price for the New York operations is $1,000,000 subject to certain adjustments based on changes in rate base and working capital. These adjustments may not increase the purchase price by more than $450,000. The closing of this transaction is subject to regulatory approval. Applications for regulatory approval were filed with the New York State Public Service Commission in July 2003. A decision is expected in 2004. See Note 5.

NOTE 4 - WATER SERVICE RATE INCREASE

     On August 7, 2003, the DPUC granted the Company a 27.74 percent water service rate increase designed to provide a $1,264,178 annual increase in revenues and a 10.5 percent return on common equity. This rate increase does not apply to the newly acquired Eastern Division.

NOTE 5 - SUBSEQUENT EVENT

     On April 30, 2004, the Company issued First Mortgage Bonds in the principal amount of $9,000,000. The bonds carry an interest rate of 5.21%. The proceeds from the bond issue were used to repay the $4,042,000 outstanding principal of the existing Mortgage Bonds, which carried an interest rate of 9.64%, repay $4,280,000 of short-term debt used to fund the purchase of the Connecticut regulated and non-regulated operations from PSC, and will be used to fund the purchase of the New York operations from PSC.


NOTE  6 - CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING DILUTED

     The following table summarizes the number of common shares used in the calculation of earnings per share.

                                                         Three Months Ended
                                                      3/31/04          3/31/03
                                                     ---------        ---------
Weighted average shares outstanding
 for earnings per share, basic                       1,639,719        1,637,076
Incremental shares from assumed
 conversion of stock options                            34,625           32,574
                                                     ---------        ---------

Weighted average shares outstanding
 for earnings per share, diluted                     1,674,344        1,669,650
                                                     =========        =========

NOTE 7 - PENSION AND OTHER POSTRETIREMENT BENEFITS

Net periodic pension and other postretirement benefit costs include the following components:

                                            Pension Benefits         Postretirement Benefits
                                          For the three months         For the three months
                                             ended March 31,              ended March 31,
                                           2004          2003           2004          2003
                                         --------      --------       --------      --------
Components of Net Periodic
Benefit Cost:
  Service cost                             14,508        14,879          6,854         6,955
  Interest cost                            24,286        23,158          9,379         8,987
  Expected return on plan assets          (17,047)      (15,823)        (9,243)       (7,274)
Amortization of unrecognized
  transition obligation                     1,468         1,468          6,345         6,345
Amortization of unrecognized
 prior service cost                         1,293         1,293           --            --
Recognized net actuarial loss (gain)        1,281         1,311           (689)         --
                                         --------      --------       --------      --------
Net periodic benefit cost                  25,789        26,286         12,646        15,013


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10K for the year ended December 31, 2003 should be read in conjunction with the information below.

CAPITAL RESOURCES AND LIQUIDITY

     Completion of Birmingham Utilities' Long Term Capital Improvement Program will be funded from the internal generation of funds, including rate relief, as well as the Company's ability to raise capital from external sources. For the three months ended March 31, 2004 and 2003, BUI's additions to utility plant, net of customer advances, were $498,096 and $304,931, respectively (See Statement of Cash Flows).

     Birmingham Utilities has outstanding a series of first mortgage bonds in the amount of $9,000,000 due on April 15, 2011, issued under its Mortgage Indenture. The terms of the indenture provide, among other things, limitations on (a) payment of cash dividends; and (b) incurrence of additional bonded indebtedness. Interest is payable semi-annually on the 15th day of April and October.

     Note Payable consists of a $7,000,000 1-year, unsecured line of credit expiring in December 2004. This note replaces the $5,000,000 1-year unsecured line of credit that expired in October 2003. During the revolving period, Birmingham Utilities can choose between variable rate options of 30, 60, 90 or 180-day LIBOR plus 100 basis points or prime. BUI is required to pay only interest during the revolving period. The principal is payable in full at maturity. The line of credit requires the maintenance of certain financial ratios and net worth of $7,500,000.

Results of Operations for the Three Months Ended March 31, 2004 and 2003
------------------------------------------------------------------------

Net Income
----------

     Net income for the three months ended March 31, 2004 was $201,885 compared with $56,988 for the same 2003 period. Additional income as a result of the water service rate increase granted Birmingham Utilities in August 2003 along with increased activity in Birmingham H2O Services accounts for the change.

Operating Revenues
------------------

     Operating revenues of $2,111,457 for the first three months of 2004 are $995,265 higher than the comparable 2003 period. Increased revenues from Birmingham Utilities of $594,733, including additional revenues of $261,791 from the newly acquired Eastern Division and increased revenues of $400,532 from Birmingham H2O Services account for the increase.

Operating and Maintenance Expenses
----------------------------------

     Operating and maintenance expenses for the first three months of 2004 of $1,470,886 are $666,757 higher than comparable costs for the first three months of 2003. Increased Birmingham H2O Services costs of $357,831, additional cost relating to the acquired operations of the Eastern Division of $229,252 and increased BUI costs relating to shareholder matters, additional amortization of regulatory costs and higher personnel costs accounts for this increase.

Depreciation
------------

     Depreciation for the first three months of 2004 of $180,000 is $35,000 higher than the comparable 2003 period due to depreciation relating to plant additions for Birmingham Utilities along with depreciation of assets acquired with the Eastern Division.

Taxes Other Than Income Taxes
-----------------------------

     Taxes other than income taxes for the three month period ended March 31, 2004 is $31,180 higher than the comparable 2003 period. An increase in payroll taxes in 2004 as a result of higher wages as well as increased municipal property taxes as a result of plant additions accounts for this increase.

Other Income
------------

     Other income for the first three months of 2004 of $57,345 is $1,971 higher than the comparable three month period in 2003. Increased AFUDC relating to Eastern Division operations is offset by lower investment income from cash and investments.

Interest Expense
----------------

     Interest expense of $128,830 recorded in the first three months of 2004 is $25,089 higher than the comparable 2003 period. The increase is short term borrowings related to the 2003 acquisition accounts for the additional expense.

Land Dispositions
-----------------

     When Birmingham Utilities disposes of land, any gain recognized, net of tax, is shared between ratepayers and stockholders based upon a formula approved by the DPUC.

     The portion of land disposition income applicable to stockholders is recognized in the year of disposition. There were no land sales in the first quarter of 2004 and 2003.

     Land disposition income applicable to ratepayers is recognized in the financial statements as a component of operating income on the line entitled "Amortization of Deferred Income on Land Dispositions". These amounts represent the recognition of income deferred on land dispositions, which occurred in prior years. The amortization of deferred income on land dispositions, net of tax, was $2,835 and $44,793 for the three months ended March 31, 2004 and 2003, respectively.

     Recognition of deferred income will continue over time periods ranging from three to fifteen years, depending upon the amortization period ordered by the DPUC for each particular disposition except for the 2002 sale in which the deferred portion will remain as an offset to rate base for a period of 40 years.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has certain exposures to market risk related to changes in interest rates. There have been no material changes in market risk since the filing of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.


ITEM 4. CONTROLS AND PROCEDURES

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

     As of March 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

     There have been no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect the Company internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      31.1 Certification of CEO pursuant to Section 302 of Sarbanes Oxley Act.

      31.2 Certification of CFO pursuant to Section 302 of Sarbanes Oxley Act.

      32.1 Certification of CEO and CFO pursuant to Section 906 of Sarbanes Oxley Act.

(b)   Reports on Form 8-K
      On January 14, 2004, the Company filed a current report on Form 8-K including audited financial information with respect to its recently acquired Eastern Division.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               BIW Limited
                                               Registrant
Date: May 14, 2004

                                               By: /s/ John S. Tomac
                                               ---------------------------
                                               John S. Tomac, President
                                               (Duly authorized officer, and
                                               chief financial officer)