Form 10-Q
period 2004-06-30
BIW LTD
filed 2004-08-13
CIK 1169237

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004
                         COMMISSION FILE NUMBER 1-31374



                                   BIW LIMITED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



     CONNECTICUT                                               04-3617838
-----------------------                                -------------------------
(State of Incorporation                                (I.R.S Employer I.D. No.)
   or Organization)

230 BEAVER STREET, ANSONIA, CT                                    06401
----------------------------------------                        ----------
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

         YES   X                                        NO
             -----                                         -----

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

         YES                                            NO   X
             -----                                         -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                     Class                      Outstanding at July 30, 2004
           --------------------------           ----------------------------
           COMMON STOCK, NO PAR VALUE                    1,642,542

================================================================================

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1   FINANCIAL STATEMENTS
         --------------------

                                   BIW Limited
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
             -------------------------------------------------------
                                   (UNAUDITED)

                                                THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                               -----------------------------     -----------------------------
                                                   2004             2003             2004             2003
                                               ------------     ------------     ------------     ------------
Operating revenue                              $  2,426,300     $  1,295,983     $  4,537,757     $  2,412,175
                                               ------------     ------------     ------------     ------------
Operating expenses:
  Operating expenses                              1,579,483          733,569        2,915,644        1,463,538
  Maintenance expenses                              117,118           86,562          251,843          160,722
  Depreciation                                      190,000          145,000          370,000          290,000
  Taxes other than income taxes                     134,490          100,939          271,259          206,528
  Taxes on income                                    80,583           35,119          133,850           36,031
                                               ------------     ------------     ------------     ------------
Total operating expenses                          2,101,674        1,101,189        3,942,596        2,156,819
                                               ------------     ------------     ------------     ------------

Utility operating income                            324,626          194,794          595,161          255,356

Amortization of prior years' deferred
  income on land dispositions (net of
  income taxes)                                       2,836           44,793            5,671           89,586
Other income, net (including allowance
  for funds used during construction of
  $94,185 in 2004 and $46,451 in 2003)               53,178            5,320          110,522           60,694
                                               ------------     ------------     ------------     ------------

Income before interest expense                      380,640          244,907          711,354          405,636

Interest and amortization of debt discount          141,898          103,738          270,727          207,479
                                               ------------     ------------     ------------     ------------

Net income                                          238,742          141,169          440,627          198,157

Retained earnings, beginning                      9,744,850        9,795,495        9,822,197        9,984,068
Dividends                                           279,232          245,561          558,464          491,122
                                               ------------     ------------     ------------     ------------

Retained earnings, ending                      $  9,704,360     $  9,691,103     $  9,704,360     $  9,691,103
                                               ============     ============     ============     ============

Earnings per share - basic                     $        .15     $        .09     $        .27     $        .12
                                               ============     ============     ============     ============

Earnings per share - diluted                   $        .14     $        .09     $        .26     $        .12
                                               ============     ============     ============     ============

Dividends per share                            $        .17     $        .15     $        .34     $        .30
                                               ============     ============     ============     ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                                   BIW Limited
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                  (Unaudited)
                                                    June 30,          Dec. 31,
                                                      2004              2003
                                                  ------------      ------------
ASSETS:
-------
Utility plant                                     $ 34,275,300      $ 33,213,665
Accumulated depreciation                            (8,922,207)       (8,578,855)
                                                  ------------      ------------
Net utility plant                                   25,353,093        24,634,810
                                                  ------------      ------------
Other property                                         410,919           388,678
                                                  ------------      ------------

Current assets:
     Cash and cash equivalents                         386,972           148,618
     Accounts receivable, net of allowance
       for doubtful accounts                         1,125,016           916,985
     Accrued utility revenue                           656,879           561,560
     Materials & supplies                              287,447           280,319
     Prepayments                                       258,934           302,482
                                                  ------------      ------------
           Total current assets                      2,715,248         2,209,964
                                                  ------------      ------------

Deferred charges                                       243,644           226,034
Unamortized debt expense                               372,818            89,242
Regulatory asset - income taxes recoverable            439,050           439,050
Other assets                                           458,632           411,691
                                                  ------------      ------------
                                                     1,514,144         1,166,017
                                                  ------------      ------------
                                                  $ 29,993,404      $ 28,399,469
                                                  ============      ============

STOCKHOLDERS' EQUITY AND LIABILITIES:
-------------------------------------
Stockholders' equity:
     Common stock, no par value, authorized
       5,000,000 shares; issued and
       outstanding  6/30/04 - 1,642,542
       shares; 12/31/03 - 1,637,076 shares        $  2,900,942      $  2,900,913
     Retained earnings                               9,704,360         9,822,197
                                                  ------------      ------------
                                                    12,605,302        12,723,110
                                                  ------------      ------------

Long-term debt                                       9,000,000         3,948,000
                                                  ------------      ------------

Current liabilities:
     Current portion of long-term debt                      --            94,000
     Note payable                                    1,755,000         4,705,000
     Accounts payable and accrued liabilities        1,053,501         1,411,227
                                                  ------------      ------------
           Total current liabilities                 2,808,501         6,210,227
                                                  ------------      ------------

Customers' advances for construction                   547,336           503,897
Contributions in aid of construction                 2,485,353         2,454,304
Regulatory liability-income taxes refundable           134,486           134,486
Deferred income taxes                                2,393,694         2,397,034
Deferred income on disposition of land                  18,732            28,411
                                                  ------------      ------------
                                                     5,579,601         5,518,132
                                                  ------------      ------------
                                                  $ 29,993,404      $ 28,399,469
                                                  ============      ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                                   BIW Limited
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               SIX MONTHS ENDED JUNE 30,
                                                            ------------------------------
Cash flows from operating activities                            2004              2003
                                                            ------------      ------------
     Net income                                             $    440,627      $    198,157
                                                            ------------      ------------
Adjustments to reconcile net income to net cash
     provided by operating activities:
Depreciation and amortization                                    426,984           311,490
Amortization of deferred income, net of tax                       (5,671)          (89,586)
Deferred income taxes                                             (7,350)           (7,350)
     Increases and decreases in assets and liabilities:
Accounts receivable and accrued utility revenue                 (303,350)          (25,052)
Materials and supplies                                            (7,128)          (25,972)
Prepayments                                                       43,548          (104,700)
Accounts payable and accrued expenses                           (357,726)           58,613
                                                            ------------      ------------

Total adjustments                                               (210,693)          117,443
                                                            ------------      ------------

Net cash flows provided by operating activities                  229,934           315,600
                                                            ------------      ------------

Cash flows from investing activities:
     Net construction expenditures                            (1,009,388)         (669,782)
     Sale of investments                                              --           737,141
     Other assets and deferred charges, net                     (431,728)         (233,936)
                                                            ------------      ------------

Net cash flows used in investing activities                   (1,441,116)         (166,577)
                                                            ------------      ------------

Cash flows from financing activities:
     Dividends paid - net                                       (558,464)         (491,122)
     Increase in long-term debt                                9,000,000                --
     Repayment of long-term debt                              (4,042,000)               --
     Advances (repayments) on line of credit, net             (2,950,000)               --
                                                            ------------      ------------
Net cash flows provided by (used in) financing
activities:                                                    1,449,536          (491,122)
                                                            ------------      ------------

Net change in cash & cash equivalents                            238,354          (342,099)

Cash and cash equivalents, beginning                             148,618           663,060
                                                            ------------      ------------
Cash and cash equivalents, ending                           $    386,972      $    320,961
                                                            ============      ============

Supplemental disclosure of cash flow information:
     Cash paid for
        Interest                                            $    303,037      $    199,355
        Income taxes                                              10,000             9,000

Supplemental disclosure of non-cash investing
activities:
     Birmingham Utilities receives contributions of
     plant from builders and developers. These
     contributions of plant are reported in utility
     plant and in customers' advances for construction
     The contributions are deducted from construction
     expenditures by BUI.
        Gross plant, additions                                 1,083,876           691,707
        Customers' advances for construction                     (74,488)          (21,925)
                                                            ------------      ------------
        Capital expenditures, net                           $  1,009,388      $    669,782
                                                            ============      ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                   BIW Limited
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         BIW Limited (BIW or the Company) is the parent company of Birmingham Utilities, Inc. and its wholly-owned subsidiary Eastern Connecticut Regional Water Company, Inc. (Eastern Division), (collectively BUI or Birmingham Utilities), a regulated public water service company that provides water service to customers in various cities and towns in Connecticut and Birmingham H2O Services, Inc. (BHS or H2O Services), which provides water related services to other water utilities, municipalities, contractors and individuals throughout Connecticut.

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

         Birmingham Utilities' business of selling water is to a certain extent seasonal because water consumption normally increases during the warmer summer months. Another factor affecting the comparability of various accounting periods includes the timing of rate increases. In addition, H2O Services' business activities will slow in the winter months. Accordingly, annualization of the results of operations for the three months ended June 30, 2004 and 2003 would not necessarily accurately forecast the annual results of each year.

NOTE 2 - PRINCIPLES OF CONSOLIDATION
------------------------------------

         The consolidated financial statements include the accounts of BIW Limited and its subsidiaries Birmingham Utilities and Birmingham H2O Services, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 3 - ACQUISITION
--------------------

         On October 31, 2003, Birmingham Utilities purchased from Aqua America, formerly the Philadelphia Suburban Corporation (PSC) for $4,651,000 all of the issued and outstanding shares of common stock of Eastern Connecticut Regional Water Company, Inc., and H2O Services purchased certain non-regulated assets consisting largely of operating maintenance agreements with various unregulated water supply systems located in eastern Connecticut and Rhodes Pump Service, Inc. located in Guilford, Connecticut. The purchase price was funded through the issuance of long-term debt. See Note 5.

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

NOTE 4 - WATER SERVICE RATE INCREASE
------------------------------------

         On August 7, 2003, the DPUC granted Birmingham Utilities a 27.74 percent water service rate increase designed to provide a $1,264,178 annual increase in revenues and a 10.5 percent return on common equity. This rate increase does not apply to the newly acquired Eastern Division.

NOTE 5 - FIRST MORTGAGE ISSUANCE
--------------------------------

         On April 30, 2004, the Company issued First Mortgage Bonds in the principal amount of $9,000,000. The bonds carry an interest rate of 5.21%. The proceeds from the bond issue were used to repay the $4,042,000 outstanding principal of the existing Mortgage Bonds, which carried an interest rate of 9.64%, repay $4,280,000 of short-term debt used to fund the purchase of the Connecticut regulated and non-regulated operations from PSC, and may be used to fund the purchase of the New York operations from PSC.

NOTE 6 - CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING DILUTED
-------------------------------------------------------------------

         The following table summarizes the number of common shares used in the calculation of earnings per share.

                                       SIX MONTHS ENDED      THREE MONTHS ENDED
                                     --------------------   --------------------
                                      6/30/04    6/30/03     6/30/04    6/30/03
                                     ---------  ---------   ---------  ---------
Weighted average shares outstanding
For earnings per share, basic        1,639,092  1,637,076   1,642,542  1,637,076

Incremental shares form assumed
Conversion of stock options             32,479     31,805      30,333     31,044
                                     ---------  ---------   ---------  ---------

Weighted average shares outstanding
For earnings per share, diluted      1,671,571  1,668,881   1,672,875  1,668,120
                                     ---------  ---------   ---------  ---------

NOTE 7 - PENSION AND OTHER POSTRETIREMENT BENEFITS
--------------------------------------------------

Net periodic pension and other postretirement benefit costs include the following components:

                                              Pension Benefits            Postretirement Benefits
                                             For the six months             For the six months
                                               ended June 30,                 ended June 30,
                                         --------------------------      --------------------------
                                            2004            2003            2004            2003
                                         ----------      ----------      ----------      ----------
Components of Net Periodic Benefit
Cost:
  Service cost                               29,016          29,759          13,707          13,909
  Interest cost                              48,573          46,315          18,758          17,974
  Expected return on plan assets            (34,094)        (31,645)        (18,485)        (14,548)
Amortization of unrecognized
  transition obligation                       2,936           2,936          12,689          12,689
Amortization of unrecognized prior
  service cost                                2,585           2,585              --              --
Recognized net actuarial loss (gain)          2,561           2,621          (1,377)             --
                                         ----------      ----------      ----------      ----------
Net periodic benefit cost                    51,577          52,571          25,292          30,024
                                         ==========      ==========      ==========      ==========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

         Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10K for the year ended December 31, 2003 should be read in conjunction with the information below.

CAPITAL RESOURCES AND LIQUIDITY

         Completion of Birmingham Utilities' Long Term Capital Improvement Program will be funded from the internal generation of funds, including rate relief, as well as the Company's ability to raise capital from external sources. For the six months ended June 30, 2004 and 2003, BUI's additions to utility plant, net of customer advances, were $1,009,388 and $669,782, respectively (See Statement of Cash Flows).

         Birmingham Utilities has outstanding a series of first mortgage bonds in the amount of $9,000,000 due on April 15, 2011, issued under its Mortgage Indenture. The terms of the indenture provide, among other things, limitations on (a) payment of cash dividends; and (b) incurrence of additional bonded indebtedness. Interest is payable semi-annually on the 15th day of April and October.

         Note Payable consists of a $7,000,000 1-year, unsecured line of credit expiring in December 2004. This note replaced the $5,000,000 1-year unsecured line of credit which expired in October 2003. During the revolving period, Birmingham Utilities can choose between variable rate options of 30, 60, 90 or 180-day LIBOR plus 100 basis points or prime. BUI is required to pay only interest during the revolving period. The principal is payable in full at maturity. The line of credit requires the maintenance of certain financial ratios and net worth of $7,500,000.

Results of Operations for the six months ended and three months ended June 30,
------------------------------------------------------------------------------
2004 and 2003
-------------

Net Income
----------
         Net income for the six months ended June 30, 2004 was $440,627 compared with $198,157 for the same 2003 period. Additional income as result of the water service rate increase granted Birmingham Utilities in August 2003, along with increased activity in H2O Services accounts for the change. Net income for the three months ended June 30, 2004 was $238,742 compared with $141,169 for the comparable 2003 period. This increase is due primarily to the same reasons noted above for the six month period.

Operating Revenues
------------------
         Operating revenues for the first six months of 2004 of $4,537,757 are $2,125,582 above the comparable 2003 period. Increased revenues from Birmingham Utilities of $1,168,711 includes additional revenue of $531,043 from the newly acquired Eastern Division, and $637,668 is due to the rate increase. Increased revenues of $956,871 from H2O Services accounts for the balance of the total increase. Operating revenues for the three month period ended June 30, 2004 are $1,130,317 above the comparable 2003 quarter. Birmingham Utilities accounts for $573,977, which is due to the addition of revenues from the newly acquired Eastern Division of $269,252 and $304,725 due to the rate increase. Increased revenues of $556,340 from Birmingham H2O accounts for the remaining balance of the increase in revenues for the three month period ending June 30, 2004.

Operating and Maintenance Expenses
----------------------------------
         Operating and Maintenance expenses for the first six months of 2004 of $3,167,487 are $1,543,227 higher than operating and maintenance expenses of $1,624,260 recorded in the first six months of 2003. Increased H2O Services costs of $825,744, additional cost relating to the acquired operations of the Eastern Division of $530,642 and increased Birmingham Utilities costs relating to shareholder matters, additional amortization of regulatory costs, and higher personnel costs accounts for this increase. The operating and maintenance expenses for the three month period ended June 30, 2004 exceeded the comparable 2003 period for the same reasons.

Depreciation
------------
         Depreciation for the first six months of 2004 and for the three month period ended June 30, 2004 were $80,000 and $45,000, higher than the comparable 2003 period. Depreciation relating to plant additions for Birmingham Utilities along with depreciation of assets acquired with the Eastern Division account for the increase.

Taxes Other Than Income Taxes
-----------------------------
         Taxes other than income taxes for the six month period ended June 30, 2004 were $64,731 higher than the comparable 2003 period. Increased payroll taxes as a result of higher wages as well as additional property taxes as a result of plant additions, including the newly acquired Eastern Division, account for this increase. Taxes other than income taxes for the three month period ended June 30, 2004 were $33,551 higher than the comparable 2003 period. Increased payroll taxes and property taxes also account for this variance.

Other Income
------------
         Other income for the first six months of 2004 was $49,828 higher than the comparable period in 2003. Increased AFUDC relating to Eastern Division is partially offset by lower investment income from cash and investments. Other income for the three month period ended June 30, 2004 was $47,858 higher than the second quarter of 2004. Increased AFUDC primarily due to the newly acquired Eastern Division accounts for the increase.

Interest Expense
----------------
         Interest Expense of $270,727 recorded in the six month period ended June 30, 2004 is $63,248 higher than the comparable 2003 period. The increase is related to borrowings for the acquisition of the Eastern Division, which includes borrowing on the line of credit as well as amortization of closing costs and expenses related to the issuance of the new long term debt. The interest expense for the three month period ended June 30, 2004 is $38,159 higher than same period in 2003 also due to increased borrowings as explained above related to the Eastern Division acquisition.

Land Dispositions
-----------------
         When Birmingham Utilities disposes of land, any gain recognized, net of tax, is shared between ratepayers and stockholders based upon a formula approved by the DPUC.

         The portion of land disposition income applicable to stockholders is recognized in the year of disposition. There were no land sales in the second quarter of 2004 and 2003.

         Land disposition income applicable to ratepayers is recognized in the financial statements as a component of operating income on the line entitled "Amortization of Deferred Income on Dispositions of Land". These amounts represent the recognition of income deferred on land dispositions, which occurred in prior years. The amortization of deferred income on land dispositions, net of tax, was $5,671 and $89,586 for the six months ended June 30, 2004 and 2003, and $2,836 and $44,793 for the three months ended June 30, 2004 and 2003.

         Recognition of deferred income will continue over time periods ranging from three to fifteen years, depending upon the amortization period ordered by the DPUC for each particular disposition except for the 2002 land sale in which the deferred portion will remain as an offset to rate base for a period of 40 years.

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

         The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2004. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

         There have been no changes in the Company's internal controls that have materially affected, or are reasonably likely to materially affect the internal controls over financial reporting during the quarter ended June 30, 2004.

                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         During the quarter ended June 30, 2004, the only matters submitted to a vote of the holders of the Company's common stock, its only class of voting stock, were submitted at the Company's Annual Meeting of Shareholders held on May 11, 2004, as set forth below. There were no broker non-votes on the listed matters.

(a) Election of Directors - All nominees for Director were elected, as follows:

         Total Outstanding Shares:      1,642,542
         Total Shares Voted:            1,477,975
         Total Percentage Voted:            89.90

                                         Votes        % O/S          Votes
     Director                             For         Shares        Against
     --------                          ------------------------------------
Michael J. Adanti                      1,465,684         89          12,290
Mary Jane Burt                         1,471,049         89           6,926
James E. Cohen                         1,470,669         89           7,305
Alvaro da Silva                        1,468,373         89           9,601
Betsy Henley-Cohn                      1,470,475         89           7,499
Juri Henley-Cohn                       1,359,067         82         118,905
Themis Klarides                        1,470,899         89           7,076
B. Lance Sauerteig                     1,468,489         89           9,486
Kenneth E. Schaible                    1,465,749         89          12,226
John S. Tomac                          1,468,425         89           9,550

Dworken, Hillman, LaMorte & Sterczala, P.C. were approved as independent auditors for the Company for 2004. Total votes cast in favor were 1,468,844 representing 89% of all outstanding shares and 6,094 were cast against and 3,036 abstained from voting, representing less than 1% of all outstanding shares.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

         (a)  Exhibits

              4.1 Bond Purchase Agreement dated as of April 15, 2004 between Birmingham Utilities, Inc, and General Electric Capital Assurance Company
              4.2 Eighth Supplemental Indenture dated as of April 15, 2004 between Birmingham Utilities, Inc. and US Bank National Association
              31.1 Certification of CEO pursuant to Section 302 of Sarbanes Oxley Act.
              31.2 Certification of CFO pursuant to Section 302 of Sarbanes Oxley Act.
              32.1 Certification of CEO and CFO pursuant to Section 906 of Sarbanes Oxley Act

         (b)  Reports on Form 8-K

              None

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     BIW Limited
                                                     -----------
                                                     Registrant
Date:    August 13, 2004
         ---------------
                                                     By: /s/ John S. Tomac
                                                     ------------------------
                                                     John S. Tomac, President
                                                     (Duly authorized officer,
                                                     and chief financial and
                                                     accounting officer)