Form 10-Q
period 2004-09-30
BIW LTD
filed 2004-11-15
CIK 1169237

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004
                         COMMISSION FILE NUMBER 1-31374



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

         YES   X                                        NO
             -----                                         -----

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

         YES                                            NO   X
             -----                                         -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                     Class                    Outstanding at November 4, 2004
           --------------------------         -------------------------------
           COMMON STOCK, NO PAR VALUE                    1,657,542

================================================================================

                          PART I. FINANCIAL INFORMATION
                          -----------------------------
ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                                   BIW LIMITED
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (UNAUDITED)

                                                       Three Months Ended                  Nine Months Ended
                                                          September 30,                       September 30,
                                                  ----------------------------        ----------------------------
                                                     2004              2003              2004              2003
                                                  ----------        ----------        ----------        ----------
Operating revenue                                 $2,704,104        $1,835,209        $7,241,861        $4,247,384
                                                  ----------        ----------        ----------        ----------

Operating expenses:
  Operating expenses                               1,806,489           956,006         4,722,133         2,419,544
  Maintenance expenses                               108,424            63,409           360,267           224,131
  Depreciation                                       185,000           182,685           555,000           472,685
  Taxes other than income taxes                      163,795           104,115           435,054           310,643
  Taxes on income                                     85,425           134,109           219,275           170,140
                                                  ----------        ----------        ----------        ----------
Total operating expenses                           2,349,133         1,440,324         6,291,729         3,597,143
                                                  ----------        ----------        ----------        ----------

Operating income                                     354,971           394,885           950,132           650,241

Amortization of prior years'
  deferred income on land dispositions
  (net of income taxes)                                2,835            44,793             8,506           134,379

Other income, net (including allowance
  for funds used during construction of
  $125,107 in 2004 and $58,339 in 2003)               46,590            13,368           157,112            74,062
                                                  ----------        ----------        ----------        ----------

Income before interest expense                       404,396           453,046         1,115,750           858,682

Interest and amortization of debt discount           139,124           103,748           409,851           311,227
                                                  ----------        ----------        ----------        ----------

Net income                                        $  265,272        $  349,298        $  705,899        $  547,455

Retained earnings, beginning                       9,704,360        $9,691,103         9,822,197        $9,984,068
Dividends                                            281,782           245,562           840,246           736,684
                                                  ----------        ----------        ----------        ----------

Retained earnings, ending                         $9,687,850        $9,794,839        $9,687,850        $9,794,839
                                                  ==========        ==========        ==========        ==========

Earnings per share - basic                        $     0.16        $     0.21        $     0.43        $     0.33
                                                  ==========        ==========        ==========        ==========
Earnings per share - diluted                      $     0.16        $     0.20        $     0.42        $     0.32
                                                  ==========        ==========        ==========        ==========
Dividends per share                               $     0.17        $     0.15        $     0.51        $     0.45
                                                  ==========        ==========        ==========        ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                   BIW Limited
                                   -----------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                                    (Unaudited)
                                                                   September 30,          Dec. 31,
                                                                       2004                 2003
                                                                   ------------         ------------
ASSETS:
-------
Utility plant                                                      $ 34,913,171         $ 33,213,665
Accumulated depreciation                                             (9,111,206)          (8,578,855)
                                                                   ------------         ------------
Net utility plant                                                    25,801,965           24,634,810
                                                                   ------------         ------------
Other Property                                                          412,819              388,678
                                                                   ------------         ------------

Current Assets:
      Cash and cash equivalents                                          67,966              148,618
      Accounts receivable, net of
       allowance for doubtful accounts                                1,333,016              916,985
      Accrued utility revenue                                           595,627              561,560
      Materials & supplies                                              311,085              280,319
        Prepayments                                                     179,246              302,482
                                                                   ------------         ------------
                  Total current assets                                2,486,940            2,209,964
                                                                   ------------         ------------

Deferred charges                                                        242,737              226,034
Unamortized debt expense                                                404,522               89,242
Regulatory asset - income taxes recoverable                             439,050              439,050
Other assets                                                            496,132              411,691
                                                                   ------------         ------------
                                                                      1,582,441            1,166,017
                                                                   ------------         ------------
                                                                   $ 30,284,165         $ 28,399,469
                                                                   ============         ============
STOCKHOLDERS' EQUITY AND LIABILITIES
------------------------------------
Stockholders' Equity:
      Common Stock, no par value, authorized
      5,000,000 shares; issued and outstanding at 9/30/04 -
      1,657,542 shares; 12/31/03 - 1,637,076 shares                $  2,979,672         $  2,900,913
      Retained earnings                                               9,687,850            9,822,197
                                                                                        ------------
                                                                     12,667,522           12,723,110
                                                                   ------------         ------------

Long-term debt                                                        9,000,000            3,948,000
                                                                   ------------         ------------
Current Liabilities:
      Current portion of long-term debt                                    --                 94,000
      Note payable                                                    2,105,000            4,705,000
      Accounts payable and accrued liabilities                          930,518            1,411,227
                                                                   ------------         ------------
                  Total current liabilities                           3,035,518            6,210,227
                                                                   ------------         ------------

Customers' advances for construction                                    555,371              503,897
Contributions in aid of construction                                  2,485,353            2,454,304
Regulatory liability-income taxes refundable                            134,486              134,486
Deferred income taxes                                                 2,392,023            2,397,034
Deferred income on disposition of land                                   13,892               28,411
                                                                   ------------         ------------
                                                                      5,581,125            5,518,132
                                                                   ------------         ------------

                                                                   $ 30,284,165         $ 28,399,469
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

                                   BIW Limited
                                   -----------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (UNAUDITED)

                                                                                          Nine Months Ended September 30,
                                                                                        ---------------------------------
Cash flows from operating activities:                                                       2004                 2003
                                                                                        ------------         ------------
      Net income                                                                        $    705,899         $    547,455
                                                                                        ------------         ------------
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization                                                                645,517              510,007
Amortization of deferred income, net of tax                                                   (8,506)            (134,379)
Deferred income taxes                                                                        (11,024)             (11,025)
                                                                                        ------------         ------------
      Increases and decreases in assets and liabilities:
Accounts receivable and accrued utility revenue                                             (450,098)            (433,316)
Materials and supplies                                                                       (30,766)             (21,500)
Prepayments                                                                                  123,236              (46,689)
Accounts payable and accrued expenses                                                       (480,709)               2,485
                                                                                        ------------         ------------

Total adjustments                                                                           (212,350)            (134,417)
                                                                                        ------------         ------------


Net cash flows provided by operating activities                                              493,549              413,038
                                                                                        ------------         ------------

Cash flows from investing activities:
Net construction expenditures                                                             (1,641,124)          (1,050,638)
Sales of investments                                                                            --                737,141
Other assets and deferred charges, net                                                      (529,581)            (398,182)
                                                                                        ------------         ------------

Net cash flows used in
      investing activities                                                                (2,170,705)            (711,679)
                                                                                        ------------         ------------

Cash flows from financing activities:
      Dividends paid                                                                        (840,246)            (736,684)
      Exercise of stock options                                                               78,750                 --
      Increase in long-term debt                                                           9,000,000              565,000
      Repayment of long-term debt                                                         (4,042,000)             (94,000)
      Advances (repayments) on line of credit, net                                        (2,600,000)                --
                                                                                        ------------         ------------
Net cash flows provided by (used in)
      financing activities:                                                                1,596,504             (265,684)
                                                                                        ------------         ------------

Net decrease in cash & cash equivalents                                                      (80,652)            (564,325)
Cash & cash equivalents, beginning                                                           148,618              663,060
                                                                                        ------------         ------------
Cash & cash equivalents, ending                                                         $     67,966         $     98,735
                                                                                        ============         ============
Supplemental disclosure of cash flow formation:
      Cash paid for
         Interest $                                                                          324,356         $    398,710
         Income taxes                                                                         23,169                9,000
Supplemental disclosure of non-cash investing activities:
      Birmingham Utilities receives contributions of plant from builders and developers. These contributions of plant are reported in utility plant and in customers' advances for construction. The contributions are deducted from construction expenditures by BUI
                  Gross plant, additions                                                $  1,723,647         $  1,146,503
                  Customers' advances for construction                                       (82,523)             (95,865)
                                                                                        ------------         ------------
                  Capital expenditures, net                                             $  1,641,124         $  1,050,638
                                                                                        ============         ============

The accompanying notes are an integral part of these consolidated financial statements.

                                   BIW Limited
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      BIW Limited (BIW or the Company) is the parent company of Birmingham Utilities, Inc. and its wholly-owned subsidiary Eastern Connecticut Regional Water Company, Inc. (Eastern Division), (collectively BUI or Birmingham Utilities), a regulated public water service company that provides water service to customers in various cities and towns in Connecticut and Birmingham H2O Services, Inc. (BHS or H2O Services), which provides non-regulated water related services to other water utilities, municipalities, contractors and individuals throughout Connecticut.

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

                                   BIW Limited
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

            Birmingham Utilities' business of selling water is to a certain extent seasonal because water consumption normally increases during the warmer summer months. Another factor affecting the comparability of various accounting periods includes the timing of rate increases. In addition, H2O Services' business activities will slow in the winter months. Accordingly, annualization of the results of operations for the three months ended September 30, 2004 and 2003 would not necessarily accurately forecast the annual results of each year.

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

                                   BIW Limited
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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


NOTE 6 - CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING DILUTED
-------------------------------------------------------------------

            The following table summarizes the number of common shares used in the calculation of earnings per share.

                                                Three Months Ended                  Nine Months Ended
                                           ----------------------------        ----------------------------
                                             9/30/04           9/30/03          9/30/04            9/30/03
                                           ----------        ----------        ----------        ----------
Weighted average shares outstanding         1,649,342         1,637,076         1,643,863         1,637,076
 for earnings per share, basic
Incremental shares from assumed
 conversion of stock options                   24,483            31,406            29,553            31,671
                                           ----------        ----------        ----------        ----------

Weighted average shares outstanding
 for earnings per share, diluted            1,673,825         1,668,482         1,673,416         1,668,747
                                           ==========        ==========        ==========        ==========

                                   BIW Limited
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 7 - PENSION AND OTHER POSTRETIREMENT BENEFITS
--------------------------------------------------

Net periodic pension and other postretirement benefit costs include the following components:

                                                Pension Benefits               Postretirement Benefits
                                               For the nine months               For the nine months
                                               ended September 30,                ended September 30,
                                            -------------------------         -------------------------
                                              2004             2003             2004             2003
                                            --------         --------         --------         --------
Components of Net Periodic
Benefit Cost:
  Service cost                                43,524           44,638           20,561           20,864
  Interest cost                               72,859           69,472           28,137           26,960
  Expected return on plan assets             (51,141)         (47,468)         (27,728)         (21,822)
Amortization of unrecognized
  transition obligation                        4,404            4,404           19,034           19,034
Amortization of unrecognized
 prior service cost                            3,878            3,878             --               --
Recognized net actuarial loss (gain)           3,842            3,932           (2,066)            --
                                            --------         --------         --------         --------
Net periodic benefit cost                     77,366           78,856           37,938           45,036
                                            ========         ========         ========         ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

            Management's Discussion and Analysis of the Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10K for the year ended December 31, 2003 should be read in conjunction with the comments below.

CAPITAL RESOURCES AND LIQUIDITY

            Completion of Birmingham Utilities' Long Term Capital Improvement Program will be funded from the internal generation of funds, including rate relief, as well as the Company's ability to raise capital from external sources. For the nine months ended September 30, 2004 and 2003, BUI's additions to utility plant, net of customer advances, were $1,641,124 and $1,050,638 respectively (See Statement of Cash Flows).

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


Results of Operations for the nine months ended and three months ended
----------------------------------------------------------------------
September 30, 2004 and 2003
---------------------------

Net Income
----------

            Net income for the nine months ended September 30, 2004 was $705,899 compared with $547,455 for the same 2003 period. Additional income as a result of the water service rate increase granted Birmingham Utilities in August 2003, along with increased activity in H2O Services accounts for the increase. The increase is partially offset by additional expenses related to the Eastern Division and lower amortization of deferred income related to land sales. The increased expenses related to the Eastern Division have a greater impact on the quarterly results. Net income for the three months ended September 30, 2004 was $265,272 compared with $349,298 for the comparable 2003 period. This decrease is due primarily to increased expenses related to the newly acquired Eastern Division and a decrease in the amortization of deferred income related to land sales.

Operating Revenues
------------------

            Operating revenues for the first nine months of 2004 of $7,241,861 are $2,994,477 above the comparable 2003 period. Increased revenues from Birmingham Utilities of $1,472,209 includes additional revenue of $637,594 from the newly acquired Eastern Division, and $834,615 is due to the rate increase. Increased revenues of $1,522,268 from H2O Services accounts for the balance of the total increase. Operating revenues for the three month period ended September 30, 2004 are $868,895 above the comparable 2003 quarter. Birmingham Utilities accounts for $303,498, which is due to the addition of revenues from the newly acquired Eastern Division of $106,551 and $196,947 due to the rate increase. Increased revenues of $565,397 from Birmingham H2O accounts for the remaining balance of the increase in revenues for the three month period ended September 30, 2004.

Operating and Maintenance Expenses
----------------------------------

            Operating and Maintenance expenses for the first nine months of 2004 of $5,082,400 are $2,438,725 higher than operating and maintenance expenses of $2,643,675 recorded in the first nine months of 2003. Increased H2O Services costs of $1,469,613 and additional costs relating to the acquired operations of the Eastern Division of $820,198 account for part of the increase. The balance is due to increased costs of Birmingham Utilities related to shareholder matters, additional amortization of regulatory costs, and higher personnel costs. The operating and maintenance expenses for the three month period ended September 30, 2004 exceeded the comparable 2003 period for the same reasons.

Depreciation
------------

            Depreciation for the first nine months of 2004 and for the three month period ended September 30, 2004 were $82,315 and $2,315, higher than the comparable 2003 period. Depreciation for the newly acquired Eastern Division began in the third quarter of 2003 which is why the variance for the year is much greater than the variance for the quarter ended September 30, 2004.

Taxes Other Than Income Taxes
-----------------------------

            Taxes other than income taxes for the nine month period ended September 30, 2004 were $124,411 higher than the comparable 2003 period. Increased payroll taxes as a result of higher wages as well as additional property taxes as a result of plant additions, including the newly acquired Eastern Division, account for this increase. Taxes other than income taxes for the three month period ended September 30, 2004 were $59,680 higher than the comparable 2003 period. Increased payroll taxes and property taxes also account for this variance.

Other Income
------------

            Other income for the first nine months of 2004 was $83,050 higher than the comparable period in 2003. Increased AFUDC relating to Eastern Division and increased income from the managed water systems, is partially offset by lower investment income from cash and investments. Other income for the three month period ended June 30, 2004 was $33,222 higher than the second quarter of 2004. Increased revenues from the managed water systems accounts for the increase.

Interest Expense
----------------

            Interest Expense of $409,851 recorded in the nine month period ended September 30, 2004 is $98,624 higher than the comparable 2003 period. The increase is related to borrowings for the acquisition of the Eastern Division, which includes borrowing on the line of credit as well as amortization of closing costs and expenses related to the issuance of the new long term debt. The interest expense for the three month period ended September 30, 2004 is $35,376 higher than same period in 2003 also due to increased borrowings as explained above related to the Eastern Division acquisition.


Land Dispositions
-----------------

            When Birmingham Utilities disposes of land, any gain recognized, net of tax, is shared between ratepayers and stockholders based upon a formula approved by the DPUC.

            The portion of land disposition income applicable to stockholders is recognized in the year of disposition. There were no land sales in 2004 and 2003.

            Land disposition income applicable to ratepayers is also recognized in the financial statements as a component of operating income on the line entitled "Amortization of Deferred Income on Dispositions of Land". These amounts represent the recognition of income deferred on land dispositions, which occurred in prior years. The amortization of deferred income on land dispositions, net of tax, was $8,506 and $134,379 for the nine months ended September 30, 2004 and 2003, and $2,835 and $44,793 for the three months ended September 30, 2004 and 2003.

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

            The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2004. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

            There have been no changes in the Company's internal controls that have materially affected, or are reasonably likely to materially affect the internal controls over financial reporting during the quarter ended September 30, 2004.


                           PART II. OTHER INFORMATION

ITEM 6 - EXHIBITS
-----------------

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

                                       BIW Limited
                                       Registrant
Date:     November 12, 2004
          -----------------
                                       By:  /s/ John S. Tomac
                                       ----------------------------
                                       John S. Tomac, President
                                       (Duly authorized officer, and chief
                                       financial officer)