Form 10-K
period 2004-12-31
BIW LTD
filed 2005-03-31
CIK 1169237

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

                   For the fiscal year ended December 31, 2004
                           Commission File No. 1-31374


                                   BIW LIMITED
             ------------------------------------------------------
             (Exact Name of registrant as specified in its charter)

        CONNECTICUT                                      04-3617838
-------------------------------                       ----------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification No.)

     230 Beaver Street, Ansonia, CT                      06401-0426
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)


    Registrant's telephone number, including area code:  (203)735-1888

       Securities registered pursuant to Section 12(b) of the Act:

     Title of each class             Name of each exchange on which Registered
     -------------------             -----------------------------------------
  Common Stock (no par value)                The American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      None


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [_] No [X]

Aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sale price of such stock as of June 30, 2004:
$31,914,591

As of March 15, 2005, the Registrant had 1,659,579 shares of common stock, no par value, outstanding.

                       Documents Incorporated by Reference

Portions of the Annual Report to stockholders for the fiscal year ended December 31, 2004 are incorporated by reference into Part II of this report. Portions of the Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.
================================================================================

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

Item 1.  Business

BIW Limited ("BIW" or the "Company") is the parent company of Birmingham Utilities, Inc. ("BUI" or "Birmingham Utilities") a specially chartered Connecticut public service corporation in the business of collecting and distributing water for domestic, commercial and industrial uses and fire protection in Ansonia and Derby, Connecticut, and in small parts of the contiguous Town of Seymour. Water service is also provided for domestic and commercial use in 30 satellite water operations in 16 towns in eastern Connecticut, which form BUI's Eastern Division. This division, which was acquired in 2003, was the former Eastern Connecticut Regional Water Company, Inc. Birmingham H2O Services Inc. ("BHS" or "Birmingham H2O Services"), the Company's non-regulated subsidiary, offers a consumer protection program for residential service lines and provides water related services to other water utilities, municipalities, contractors and individuals throughout Connecticut. Under its charter, Birmingham Utilities enjoys a monopoly franchise in the distribution of water in the area which it serves. In conjunction with its right to sell water, Birmingham Utilities has the power of eminent domain and the right to erect and maintain certain facilities on and in public highways and grounds, all subject to such consents and approvals of public bodies and others as may be required by law.

The current sources of Birmingham Utilities' water are wells located in Derby and Seymour and interconnections with the South Central Connecticut Regional Water Authority's (the "Regional Water Authority") system (a) at the border of Orange and Derby (the "Grassy Hill Interconnection") and (b) near the border of Seymour and Ansonia (the "Woodbridge Interconnection"), and 69 wells located in 16 towns in eastern Connecticut that service 30 satellite water systems. Birmingham Utilities maintains its interconnected Beaver Lake Reservoir System, a 2.2 million gallon per day (MGD) surface supply, in case of emergency needs, located in Seymour and Woodbridge, CT.

Birmingham Utilities' main system operating in Ansonia, Derby, and Seymour has a safe daily yield (including only those supplies that comply with the Federal Safe Drinking Water Act (SDWA) on a consistent basis) of approximately 8.0 MGD, while the average daily demand and the maximum daily demand on the system during 2004 were approximately 3.25 MGD and 4.21 MGD, respectively. The distribution system with the exception of the well supplies, is mainly through gravity, but there are seven distinct areas at higher elevations where pumping, pressure tanks and standpipes are utilized. These higher areas include approximately 25% of BUI's customers.

During 2004, approximately 1.23 billion gallons of water from all sources were delivered to Birmingham Utilities' customers. Birmingham Utilities has approximately 11,328 customers of whom approximately 97% are residential and commercial. No single customer accounted for as much as 10% of total billings in 2004. The business of Birmingham Utilities is to some extent seasonal, since greater quantities of water are delivered to customers in the hot summer months.

The Company had, as of March 10, 2005, 42 full-time employees and 2 part-time employees. The Company's employees are not affiliated with any union organization.

Birmingham Utilities is subject to the jurisdiction of the Connecticut Department of Public Utility Control ("DPUC") as to accounting, financing, ratemaking, disposal of property, the issuance of long-term securities and other matters affecting its operations. The Connecticut Department of Public Health (the "Health Department" or "DPH") has regulatory powers over the Company under state law with respect to water quality, sources of supply, and the use of watershed land. The Connecticut Department of Environmental Protection ("DEP") is authorized to regulate BUI's operations with regard to water pollution abatement, diversion of water from streams and rivers, safety of dams and the location, construction and alteration of certain water facilities. Birmingham Utilities' activities are also subject to regulation with regard to environmental and other operational matters by federal, state and local authorities, including, without limitation, zoning authorities. Birmingham Utilities is subject to regulation of its water quality under the SDWA. The United States Environmental Protection Agency has granted to the Health Department the primary enforcement responsibility in Connecticut under the SDWA. The Health Department has established regulations containing maximum limits on contaminants, which have or may have an adverse effect on health.


                      Executive Officers of the Registrant

Name, Age and Position        Business Experience Past 5 Years

Betsy Henley-Cohn, 52         Chairwoman of the Board of Directors and
Chairwoman of the Board       Chief Executive Officer of the Company since
and Chief Executive Officer   May 1992; Chairperson/Treasurer, Joseph Cohn &
                              Sons, Inc. since 1979; Director, UIL Holdings
                              Corporation, since 1990; Director, Aristotle
                              Corp. (1995-2002); Director, Citizens Bank of
                              Connecticut (1997-1999).


John S. Tomac, 51             President of the Company since October 1, 1998;
President and Treasurer       Vice President of the Company December 1,
                              1997-September 30, 1998; Treasurer of the Company since December 1997; Assistant Controller, BHC
                              Company 1991-1997.


Item 2.  Properties

     The Company's properties consist chiefly of land, wells, reservoirs, and pipelines. Birmingham Utilities operations in Ansonia, Derby and Seymour have 5 production wells with an aggregate effective capacity of approximately 3.0 MGD. Birmingham Utilities' existing interconnections with the Regional Water Authority can provide 5.0 MGD. Birmingham Utilities' entire system has a safe daily yield (including only those supplies that comply with the SDWA on a consistent basis) of approximately 8.0 MGD, while the average daily demand and the maximum daily demand on the system during 2004 were approximately 3.25 MGD and 4.21 MGD, respectively. The distribution system, with the exception of the well supplies, is mainly through gravity, but there are seven distinct areas at higher elevations where pumping, pressure tanks and standpipes are utilized. These higher areas include approximately 25% of Birmingham Utilities' customers.

     Birmingham Utilities has two emergency stand-by reservoirs (Peat Swamp and Middle) with a storage capacity of 457 million gallons and a safe daily yield of approximately 2.1 MGD. Because the water produced by those reservoirs does not consistently meet the quality standards of the SDWA, none of those reservoirs is actively being used by Birmingham Utilities to supply water to the system.

     Birmingham Utilities' Eastern Division consists of 30 satellite water systems in 16 towns in eastern Connecticut serving 2,100 connections. These systems serve residential subdivisions, elderly housing complexes, and condominium complexes. Typical system configuration includes two or more wells, chemical addition, atmospheric storage, booster pumps, and hydropneumatic storage. Several of these systems also include filtration for iron and manganese removal. Two systems have radon removal treatment. Three of the systems are seasonal, only operating during the months of April through October. One additional system is currently under construction in Hebron, CT and is being financed by the developer of a new elderly housing complex. This system is currently serving the new RHAM School District complex in Hebron with funds provided by the school district. Two of the systems in East Hampton, CT are currently being expanded to accommodate new development. Westchester Village Mobile Home Park and Westchester East Mobile Home Park water systems serve 101 and 65 fully developed trailer homes, respectively. The Westchester Village Mobile Home Park system was significantly upgraded with new storage and pumping facilities in 2001.

     Birmingham Utilities' dams are subject to inspection by and the approval of the DEP. All of Birmingham Utilities' dams are in compliance with improvements previously ordered by the U.S. Army Corps of Engineers.

     Birmingham Utilities owns an office building at 230 Beaver Street, in Ansonia that contains 4,200 square feet of office and storage space. In addition, Birmingham Utilities owns two buildings devoted to equipment storage. Birmingham Utilities owns office space in a wood frame, residential building owned by Birmingham Utilities at 228 Beaver Street, Ansonia, CT. Birmingham Utilities also owns two residential houses at 189 Maple Street and 59 Rimmon Road, Seymour, CT. Birmingham Utilities also rents office and warehouse space in Glastonbury, CT and Birmingham H2O Services owns two buildings in Guilford, CT at 2935 and 2940 Boston Post Road.

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

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.
                                     PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The inside back cover of the Company's Annual Report to shareholders for the year ended December 31, 2004, (Shareholder Information), is incorporated herein by reference, pursuant to Rule 12b-23 of the Securities and Exchange Act of 1934 (the "Act") and to Instruction G(2) to Form 10-K.

Item 6.  Selected Financial Data

The inside front cover of the Company's Annual Report to shareholders for the year ended December 31, 2004, (Financial Highlights), is incorporated herein by reference, pursuant to Rule 12b-23 of the Act and to Instruction G(2) to Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Pages 6 through 13 of the Company's Annual Report to Shareholders for the year ended December 31, 2004 (Management's Discussion and Analysis of Financial Condition and Results of Operations) are incorporated herein by reference, pursuant to Rule 12b-23 of the Act and to Instruction G(2) to Form 10-K.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company has certain exposures to market risk related to changes in interest rates. The Company has an outstanding revolving credit agreement, under which there were borrowings of $2,255,000 at December 31, 2004. The revolving credit agreement bears interest at variable rates based on current LIBOR indices. The Company is not subject in any material respect to currency or other commodity risk.

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements, together with the report therein, of Dworken, Hillman, LaMorte and Sterczala, P.C., dated February 11, 2005 appearing on pages 14 through 32 of the Company's 2004 Annual Report to Shareholders are incorporated herein by reference, pursuant to Rule 12b-23 of the Act and Instruction G(2) to Form 10-K.

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

As of December 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

In connection with the evaluation described in the foregoing paragraph, there were no changes identified in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.  Other Information

None.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The information appearing under the captions Proposal No. 1 - "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on May 10, 2005, is incorporated by reference in partial response to this item. See also "Executive Officers of the Registrant", following Part I,
Item 1 herein.

Item 11. Executive Compensation

The information appearing under the captions "Executive Compensation" and "Compensation of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on May 10, 2005 is incorporated by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information appearing under the caption "Stock Ownership" in the Company's definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on May 10, 2005 is incorporated by reference in partial response to this item.

     Securities Authorized for Issuance Under Equity Compensation Plans

     The following table provides information regarding our equity compensation plans as of December 31, 2004:

-----------------------------------------------------------------------------------------------

                                                                           Number of Securities
                             Number of Securities                          Remaining available
                             to be issued upon        Weighted-average     For future issuance
                             exercise of outstanding  exercise price of    Under equity
Plan Category                options                  outstanding options  Compensation plans
---------------------------  -----------------------  -------------------  --------------------
Equity compensation plans
 approved by security
 holders                                     67,240               $13.92                75,500
---------------------------  -----------------------  -------------------  --------------------
Equity compensation plans
 not approved by security
 holders                                         --                  --                    --
---------------------------  -----------------------  -------------------  --------------------
Total                                        67,240               $13.92                75,500
-----------------------------------------------------------------------------------------------

Item 13. Certain Relationships and Related Transactions

The information appearing under the caption "Certain Transactions" in the Company's definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on May 10, 2005 is incorporated by reference in response to this item.

Item 14. Principal Accountant Fees and Services

The information concerning Principal Accountant Fees and Services is set forth under the heading "Auditor Matters" in the Company's definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on May 10, 2005 is incorporated by reference in response to this item.

                                     PART IV

Item 15. Exhibits and Financial Statement Schedule

(a) The following statements are filed as part of this report:

                                                                     Page in
                                                                  Annual Report*
          Consolidated Statements of Income and Retained
          earnings for the three years ended
          December 31, 2004                                             16

          Consolidated Balance Sheets at December 31, 2004
          and 2003                                                      15

          Consolidated Statements of Cash Flows for the three
          years ended December 31, 2004                                 17

          Notes to the Consolidated Financial Statements               18-32

          Report of Independent Registered Public Accounting Firm       14

* Incorporated by reference from the indicated pages of the 2004 Annual Report.


(b)  Exhibits

     (3) Certificate of Incorporation and By-Laws of BIW Limited. Incorporated herein by reference to Exhibits C and D of the prospectus contained in the Registration Statement of BIW Limited on Form S-4 (Reg. No. 333-84508) dated May 20, 2002.

     (4) Instruments Defining Rights of Security Holders.

     (4.1) Bond Purchase Agreement dated as of April 15, 2004 between Birmingham Utilities, Inc., and General Electric Capital Assurance Company. Incorporated herein by reference to Exhibit 4.1 of the Form 10-Q of BIW Limited for the period ended June 30, 2004.

     (4.2) Eighth Supplemental Indenture dated as of April 15, 2004 between Birmingham Utilities, Inc., and US Bank National Association. Incorporated herein by reference to Exhibit 4.2 of the Form 10-Q of BIW Limited for the period ended June 30, 2004.

     (4.3)First Modification and Reaffirmation Agreement by and between Birmingham Utilities, Inc., Birmingham H2O Services, Inc., and Citizens Bank of Connecticut, dated December 30, 2003. Incorporated herein by reference to Exhibit 4.2 of BIW's Annual Report on Form 10-K for the period ended December 31, 2003.

     (4.4) Birmingham Utilities, Inc. Dividend Reinvestment Plan, adopted by its Board of Directors on September 13, 1994. Incorporated herein by reference to Exhibit 4 (iii) of Birmingham Utilities, Inc.'s Annual Report on Form 10-K for the period ended December 31, 1994.

     (10) Material Contracts.

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

     (10.8) Form of Option Agreement for grants pursuant to 2000 Stock Option Plan for Non-Employee Directors.

     (10.9) Form of Option Agreement for grants pursuant to 1998 Stock Incentive Plan.

     (13) 2004 Annual Report to Shareholders

     (21) Subsidiaries of the Registrant

     (23) Consent of Independent Registered Public Accounting Firm

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



BIW Limited
(Registrant)



BY:  /s/ Betsy Henley-Cohn
     ----------------------------
     Betsy Henley-Cohn
     Chairwoman of the Board
       and Chief Executive Officer



Date: March 30, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Michael J. Adanti             /s/ Themis Klarides
------------------------          ---------------------------
Michael J. Adanti, Director       Themis Klarides, Director
March 30, 2005                    March 30, 2005


/s/ Mary Jane Burt                /s/ B. Lance Sauerteig
------------------------          ---------------------------
Mary Jane Burt, Director          B. Lance Sauerteig, Director
Date: March 30, 2005              Date: March 30, 2005


/s/ James E. Cohen                /s/ Kenneth E. Schaible
------------------------          ---------------------------
James E. Cohen, Director          Kenneth E. Schaible, Director
Date: March 30, 2005              Date: March 30, 2005


/s/ Betsy Henley-Cohn             /s/ John S. Tomac
------------------------          ---------------------------
Betsy Henley-Cohn, Chairwoman     John S. Tomac, Director
and Chief Executive Officer       President & Treasurer and
Board of Directors                Chief Financial Officer
Date: March 30, 2005              Date: March 30, 2005


/s/ Alvaro da Silva               /s/ Linda Batten
------------------------          ---------------------------
Alvaro da Silva, Director         Linda Batten, Controller
Date: March 30, 2005              Date:  March 30, 2005


/s/ Juri Henley-Cohn
------------------------
Juri Henley-Cohn, Director
Date: March 30, 2005

                                   BIW Limited

                                INDEX TO EXHIBITS


Item No.
--------

 10.8 Form of Option Agreement for grants pursuant to 2000 Stock Option Plan for Non-Employee Directors.

 10.9     Form of Option Agreement for grants pursuant to 1998 Stock Incentive
          Plan.

  13      2004 Annual Report to Shareholders.

  21      Subsidiaries of the Registrant.

  23      Consent of Independent Registered Public Accounting Firm.

 31.1 Certification of the Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 31.2 Certification of the Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32 Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.