Form 10-Q
period 2005-03-31
BIW LTD
filed 2005-05-16
CIK 1169237

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005
                         COMMISSION FILE NUMBER 1-31374


                                   BIW LIMITED
                                   -----------
             (Exact name of registrant as specified in its charter)


             CONNECTICUT                                      04-3617838
             -----------                                      ----------
(State of Incorporation or Organization)               (I.R.S Employer I.D. No.)

230 BEAVER STREET, ANSONIA, CT                                   06401
------------------------------                                   -----
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

                                YES [ ]   NO [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                                     Outstanding at May 4, 2005
--------------------------                           --------------------------
COMMON STOCK, NO PAR VALUE                                   1,659,579

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                   BIW LIMITED
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (UNAUDITED)


                                                          Three Months Ended
                                                              March 31,
                                                         2005           2004
                                                      ----------     ----------

Operating revenue                                     $1,968,436     $2,111,457
                                                      ----------     ----------

Operating expenses:
  Operating expenses                                   1,294,230      1,336,161
  Maintenance expenses                                   142,019        134,725
  Depreciation                                           185,000        180,000
  Taxes other than income taxes                          168,433        136,769
  Taxes on income                                          5,887         53,267
                                                      ----------     ----------
Total operating expenses                               1,795,569      1,840,922
                                                      ----------     ----------

Utility operating income                                 172,867        270,535

Amortization of deferred income
 on land dispositions (net of income taxes)                1,241          2,835

Other income, net (including allowance
                                                      ----------     ----------
  for funds used during construction of
  $17,295 in 2005, and $45,269 in 2004)                   34,420         57,345
                                                      ----------     ----------

Income before interest expense                           208,528        330,715

Interest and amortization of debt discount               154,335        128,830
                                                      ----------     ----------

Net income                                            $   54,193     $  201,885

Retained earnings, beginning                          $9,211,405     $9,822,197
Dividends                                                282,128        279,232
                                                      ----------     ----------
Retained earnings, ending                             $8,983,470     $9,744,850
                                                      ==========     ==========

Earnings per share, basic                             $      .03     $      .12
                                                      ==========     ==========
Earnings per share, diluted                           $      .03     $      .12
                                                      ==========     ==========
Dividends per share                                   $      .17     $      .17
                                                      ==========     ==========


The accompanying notes are an integral part of these consolidated financial statements.

                                   BIW Limited
                           CONSOLIDATED BALANCE SHEETS

                                                              (Unaudited)
                                                                March 31,       Dec. 31,
                                                                  2005            2004
                                                              ------------    ------------

ASSETS:

Utility plant                                                 $ 35,948,978    $ 35,261,167
Accumulated depreciation                                        (9,439,731)     (9,213,681)
                                                              ------------    ------------
Net utility plant                                               26,509,247      26,047,486
                                                              ------------    ------------
Other property                                                     464,912         419,700
                                                              ------------    ------------

Current Assets:
      Cash and cash equivalents                                     34,457            --
      Accounts receivable, net of
       allowance for doubtful accounts                           1,166,972       1,338,362
      Accrued utility revenue                                      548,499         560,563
      Materials & supplies                                         357,505         312,638
        Prepayments                                                309,583         195,329
                                                              ------------    ------------
                  Total current assets                           2,417,016       2,406,892
                                                              ------------    ------------

Deferred charges                                                   141,245         137,007
Unamortized debt expense                                           379,277         391,932
Regulatory asset-income taxes recoverable                          437,501         437,501
Other assets                                                       540,082         387,725
                                                              ------------    ------------
                                                                 1,498,105       1,354,165
                                                              ------------    ------------
                                                              $ 30,889,280    $ 30,228,243
                                                              ============    ============

STOCKHOLDERS' EQUITY AND LIABILITIES

Stockholders' Equity:
      Common stock, no par value, authorized
      5,000,000 shares; issued and outstanding at 3/31/05 -
      1,659,579 shares; 12/31/04 - 1,657,542 shares           $  2,975,972    $  2,975,972
      Retained earnings                                          8,983,470       9,211,403
                                                              ------------    ------------
                                                                11,959,442      12,187,375
                                                              ------------    ------------

Long-term debt                                                   9,000,000       9,000,000
                                                              ------------    ------------

Current Liabilities:
      Note payable                                               3,105,000       2,255,000
      Accounts payable and accrued liabilities                     832,594         799,382
                                                              ------------    ------------
                  Total current liabilities                      3,937,594       3,054,382
                                                              ------------    ------------

Customers' advances for construction                               490,781         491,950
Contributions in aid of construction                             2,815,757       2,803,914
Regulatory liability-income taxes refundable                       126,913         126,913
Deferred income taxes                                            2,551,856       2,554,657
Deferred income on disposition of land                               6,937           9,052
                                                              ------------    ------------
                                                                 5,992,244       5,986,486
                                                              ------------    ------------

                                                              $ 30,889,280    $ 30,228,243
                                                              ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                                   BIW Limited
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (UNAUDITED)

                                                                                 Three Months Ended March 31,
Cash Flows From Operating Activities                                                 2005             2004
                                                                                 ------------    ------------
      Net income                                                                 $     54,193    $    201,885
                                                                                 ------------    ------------
Adjustments to reconcile net income to net cash provided
   by (used in) operating  activities:
Depreciation and amortization                                                         197,658         202,259
Amortization of deferred income, net of tax                                            (1,241)         (2,835)
Deferred income taxes                                                                  (3,675)         (3,675)
      Increases and decreases in assets and liabilities:
Accounts receivable and accrued utility revenue                                       183,454         (73,415)
Materials and supplies                                                                (44,867)         (5,117)
Prepayments                                                                          (114,254)          7,644
Accounts payable and accrued liabilities                                               33,212        (344,799)
                                                                                 ------------    ------------

Total Adjustments                                                                     250,287        (219,938)
                                                                                 ------------    ------------

Net cash flows provided by (used in)
       operating activities                                                           304,480         (18,053)
                                                                                 ------------    ------------

Cash flows from investing activities:
      Net capital expenditures                                                       (722,349)       (498,096)
      Sale of assets                                                                   41,050            --
      Other assets and deferred charges, net                                         (156,596)        (68,335)
                                                                                 ------------    ------------

Net cash flows used in investing activities                                          (837,895)       (566,431)
                                                                                 ------------    ------------

Cash flows from financing activities:
      Dividends paid                                                                 (282,128)       (279,232)
      Borrowings under line of credit                                                 850,000         800,000
                                                                                 ------------    ------------

Net cash flows provided by
       financing activities:                                                          567,872         520,768
                                                                                 ------------    ------------

Net  increase (decrease) in cash and cash equivalents                                  34,457         (63,716)
Cash and cash equivalents, beginning                                                        0         148,618
                                                                                 ------------    ------------
Cash and cash equivalents, ending                                                $     34,457    $     84,902
                                                                                 ============    ============

Supplemental disclosure of cash flow information:
      Cash paid for
         Interest                                                                $     24,455    $    194,824
         Income taxes                                                                  76,900          10,000
                                                                                 ------------    ------------

Supplemental disclosure of non-cash investing activities: Birmingham Utilities receives contributions of plant from builders and developers. These contributions of plant are reported in utility plant and in customers'
      advances for construction. The contributions are deducted from construction expenditures by BUI
                  Gross plant additions                                          $    733,023    $    497,326
                  Customers' advances for construction                                (10,674)            770
                                                                                 ------------    ------------
                  Capital expenditures, net                                      $    722,349    $    498,096
                                                                                 ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                                   BIW Limited
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     BIW Limited (BIW or the Company) is the parent company of Birmingham Utilities, Inc. and its wholly-owned subsidiary Eastern Connecticut Regional Water Company, Inc. (Eastern Division), (collectively BUI or Birmingham Utilities), a regulated public water service company that provides water service to customers in various cities and towns in Connecticut and Birmingham H2O Services, Inc. (BHS or H2O Services), which provides non-regulated water-related services to other water utilities, municipalities, contractors and individuals throughout Connecticut.

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

NOTE 1  - QUARTERLY FINANCIAL DATA

     The accompanying consolidated financial statements of BIW Limited have been prepared in accordance with accounting principles generally accepted in the United States of America, without audit, except for the Balance Sheet for the year ended December 31, 2004, which has been audited. The interim financial information conforms to the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, as applied in the case of rate-regulated public utilities, complies with the Uniform System of Accounts and ratemaking practices prescribed by the DPUC. In management's opinion, these consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. Certain information and footnote disclosures required by accounting principles generally accepted in the United States of America have been omitted, pursuant to such rules and regulations; although the Company believes that the disclosures are adequate to make the information presented not misleading.

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

     For further information, refer to the financial statements and accompanying footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

     Birmingham Utilities' business of selling water is to a certain extent seasonal because water consumption normally increases during the warmer summer months. Another factor affecting the comparability of various accounting periods includes the timing of rate increases. In addition, H2O Services' business activities will slow in the winter months. Accordingly, annualization of the results of operations for the three months ended March 31, 2005 and 2004 would not necessarily accurately forecast the annual results of each year.

NOTE  2 - PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of BIW Limited and its wholly owned subsidiaries Birmingham Utilities, Inc. and Birmingham H2O Services, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 3 - NEW YORK ACQUISITION

     In May 2003, Birmingham Utilities entered into a Purchase Agreement with AquaAmerica, formerly the Philadelphia Suburban Corporation (PSC), to purchase all of the issued and outstanding shares of common stock of five small regulated water companies located in eastern New York. The purchase price for the New York operations was expected to be $1,000,000 subject to certain adjustments based on changes in rate base and working capital. These adjustments would not have increased the purchase price by more than $450,000. Applications for regulatory approval were filed with the New York State Public Service Commission (NY Commission) in July 2003. A decision was expected in 2004. During the regulatory approval process, it became apparent that significant capital costs would be required upon completion of the transaction. In January 2005, Birmingham Utilities and PSC, citing continued delays on the part of the NY Commission, mutually agreed that they no longer wished to pursue this transaction.

NOTE 4 - FIRST MORTGAGE BOND ISSUANCE

     On April 30, 2004, Birmingham Utilities issued First Mortgage Bonds in the principal amount of $9,000,000. The bonds carry an interest rate of 5.21%. The proceeds from the bond issue were used to repay the $4,042,000 outstanding principal of the existing Mortgage Bonds, which carried an interest rate of 9.64%, and repay $4,280,000 of short-term debt used to fund the purchase of the Connecticut regulated and non-regulated operations from PSC.


NOTE  5 - CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING- DILUTED

     The following table summarizes the number of common shares used in the calculation of earnings per share.

                                                     Three Months Ended
                                                   3/31/05         3/31/04
                                                  ---------       ---------
Weighted average shares outstanding
 for earnings per share, basic                    1,658,244       1,639,719
Incremental shares from assumed
 conversion of stock options                         18,734          34,625
                                                  ---------       ---------

Weighted average shares outstanding
 for earnings per share, diluted                  1,676,978       1,674,344
                                                  =========       ==========



NOTE 6 - PENSION AND OTHER POSTRETIREMENT BENEFITS

Net periodic pension and other postretirement benefit costs include the following components:

                                           Pension Benefits      Postretirement Benefits
                                         For the three months      For the three months
                                            ended March 31,           ended March 31,
                                           2005        2004          2005        2004
                                         --------    --------      --------    --------
Components of Net Periodic
Benefit Cost:
  Service cost                           $ 24,554    $ 14,508      $  7,254    $  6,854
  Interest cost                            27,451      24,286        10,457       9,379
  Expected return on plan assets          (19,927)    (17,047)      (10,501)     (9,243)
Amortization of unrecognized
  transition obligation                     1,468       1,468         6,345       6,345
Amortization of unrecognized
 prior service cost                         1,293       1,293          --          --
Recognized net actuarial loss (gain)        1,640       1,281           (40)       (689)
                                         --------    --------      --------    --------
Net periodic benefit cost                $ 36,479    $ 25,789      $ 13,515    $ 12,646
                                         ========    ========      ========    ========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------


            Management's Discussion and Analysis of the Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10K for the year ended December 31, 2004 should be read in conjunction with the comments below.

CAPITAL RESOURCES AND LIQUIDITY

            Completion of Birmingham Utilities' Long Term Capital Improvement Program will be funded from the internal generation of funds, including rate relief, as well as the Company's ability to raise capital from external sources. For the three months ended March 31, 2005 and 2004, BUI's additions to utility plant, net of customer advances, were $722,349 and $498,096 respectively (See Statement of Cash Flows).

            Birmingham Utilities has outstanding a series of first mortgage bonds in the amount of $9,000,000 due on April 15, 2011, issued under its Mortgage Indenture. The terms of the indenture provide, among other things, limitations on (a) payment of cash dividends; and (b) incurrence of additional bonded indebtedness. Interest is payable semi-annually on the 15th day of April and October.

            Note Payable consists of a $7,000,000 1-year, unsecured line of credit which was renewed in April 2005 and will expire in April 2006. During the revolving period, Birmingham Utilities can choose between variable rate options of 30, 60, 90 or 180-day LIBOR plus 100 basis points or prime. BUI is required to pay only interest during the revolving period. The principal is payable in full at maturity. The line of credit requires the maintenance of certain financial ratios and net worth of $7,500,000.

Results of Operations for the Three Months Ended March 31, 2005 and 2004
------------------------------------------------------------------------

Net Income
----------

            Net income for the three months ended March 31, 2005 was $54,193 compared with $201,885 for the same 2004 period. Decreased revenues from Birmingham Utilities and H2O Services due to weather conditions is primarily responsible for the decline in net income.

Operating Revenues
------------------

            Operating revenues of $1,968,436 for the first three months of 2005 are $143,021 lower than the comparable 2004 period. Decreased revenues from H2O Services of $98,230 are due to the cold temperatures and snow late into the winter season delaying the start of construction projects. Decreased revenues from Birmingham Utilities of $44,791 are also primarily due to the cold wet weather conditions.

Operating and Maintenance Expenses
----------------------------------

            Operating and maintenance expenses for the first three months of 2005 of $1,436,249 are $34,637 lower than comparable costs for the first three months of 2004. Increased payroll expenses were offset by decreased H2O Services costs due to a late start for construction activity.

Depreciation
------------

            Depreciation for the first three months of 2005 of $185,000 is $5,000 higher than the comparable 2004 period due to depreciation relating to plant additions for Birmingham Utilities.

Taxes Other Than Income Taxes
-----------------------------

            Taxes other than income taxes for the three month period ended March 31, 2005 is $31,664 higher than the comparable 2004 period. An increase in payroll taxes in 2005 as a result of higher wages as well as increased municipal property taxes as a result of plant additions accounts for this increase.

Other Income
------------

            Other income for the first three months of 2005 of $34,420 is $22,925 lower than the comparable three month period in 2004. Decreased AFUDC due to smaller capital projects accounts for the difference.

Interest Expense
----------------

            Interest expense of $154,335 recorded in the first three months of 2005 is $25,505 higher than the comparable 2004 period. The increase in short term borrowings as well as higher interest rates account for the additional expense.

Land Dispositions
-----------------

            When Birmingham Utilities disposes of land, any gain recognized, net of tax, is shared between ratepayers and stockholders based upon a formula approved by the DPUC.

             The portion of land disposition income applicable to stockholders is recognized in the year of disposition. There were no land sales in the first quarter of 2005 and 2004.

            Land disposition income applicable to ratepayers is recognized in the financial statements as a component of operating income on the line entitled "Amortization of Deferred Income on Land Dispositions". These amounts represent the recognition of income deferred on land dispositions, which occurred in prior years. The amortization of deferred income on land dispositions, net of tax, was $1,241 and $2,835 for the three months ended March 31, 2005 and 2004, respectively.

            Recognition of deferred income will continue over time periods ranging from three to fifteen years, depending upon the amortization period ordered by the DPUC for each particular disposition except for the 2002 sale in which the deferred portion will remain as an offset to rate base for a period of 40 years.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

            The Company has certain exposures to market risk related to changes in interest rates. There have been no material changes in market risk since the filing of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.


ITEM 4.   CONTROLS AND PROCEDURES
          -----------------------

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

            As of March 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2005.

            There have been no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect the Company internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 6 - EXHIBITS

            31.1 Certification of CEO pursuant to Section 302 of Sarbanes Oxley Act.

            31.2 Certification of CFO pursuant to Section 302 of Sarbanes Oxley Act.

            32.1 Certification of CEO and CFO pursuant to Section 906 of Sarbanes Oxley Act

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       BIW Limited
                                       Registrant
Date:     May 13, 2005

                                       By:  /s/ John S. Tomac
                                       ---------------------------------------
                                       John S. Tomac, President
                                       (Duly authorized officer, and chief
                                       financial officer)