Form 10-Q
period 2005-06-30
BIW LTD
filed 2005-08-12
CIK 1169237

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

               FOR THE SECOND QUARTERLY PERIOD ENDED JUNE 30, 2005
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


       Registrant's telephone number, including area code: (203) 735-1888
                                                            -------------

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

                               YES [X]   NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                                  Outstanding at August 10, 2005
         -----                                  ------------------------------
COMMON STOCK, NO PAR VALUE                                1,662,079

================================================================================

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1 FINANCIAL STATEMENTS
       --------------------

                                   BIW Limited
                                   -----------
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
             -------------------------------------------------------
                                   (UNAUDITED)
                                   -----------

                                                     Three Months Ended              Six Months Ended
                                                          June 30,                       June 30,
                                                     2005          2004             2005          2004
                                                  ----------    ----------       ----------    ----------
Operating revenue                                 $2,589,002    $2,426,300       $4,557,438    $4,537,757
                                                  ----------    ----------       ----------    ----------

Operating expenses:
  Operating expenses                               1,445,866     1,579,483        2,740,096     2,915,644
  Maintenance expenses                                80,263       117,118          222,282       251,843
  Depreciation                                       185,000       190,000          370,000       370,000

  Taxes other than income taxes                      170,530       134,490          338,963       271,259
  Taxes on income                                    171,875        80,583          177,762       133,850
                                                  ----------    ----------       ----------    ----------
Total operating expenses                           2,053,534     2,101,674        3,849,103     3,942,596
                                                  ----------    ----------       ----------    ----------

Utility operating income                             535,468       324,626          708,335       595,161

Amortization of prior years'
  deferred income on land dispositions
  (net of income taxes)                                1,240         2,836            2,481         5,671
Other income, net (including allowance
  for funds used during construction of
  $30,481 in 2005 and $94,185 in 2004)                 4,522        53,178           38,942       110,522
                                                  ----------    ----------       ----------    ----------

Income before interest expense                       541,230       380,640          749,758       711,354

Interest and amortization of debt discount           163,494       141,898          317,829       270,727
                                                  ----------    ----------       ----------    ----------

Net income                                           377,736       238,742          431,929       440,627

Retained earnings, beginning                       8,983,468     9,744,850        9,211,403     9,822,197
Dividends                                            282,129       279,232          564,257       558,464
                                                  ----------    ----------       ----------    ----------

Retained earnings, ending                         $9,079,075    $9,704,360       $9,079,075    $9,704,360
                                                  ==========    ==========       ==========    ==========

Earnings per share - basic                        $      .23    $      .15       $      .26    $      .27
                                                  ==========    ==========       ==========    ==========

Earnings per share - diluted                      $      .23    $      .14       $      .26    $      .26
                                                  ==========    ==========       ==========    ==========

Dividends per share                               $      .17    $      .17       $      .34    $      .34
                                                  ==========    ==========       ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                   BIW Limited
                                   -----------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                              (Unaudited)
                                                                June 30,             Dec. 31,
                                                                  2005                 2004
                                                              ------------         ------------
ASSETS:
-------
Utility plant                                                 $ 36,850,822         $ 35,261,167
Accumulated depreciation                                        (9,625,240)          (9,213,681)
                                                              ------------         ------------
Net utility plant                                               27,225,582           26,047,486
                                                              ------------         ------------
Other property, net                                                467,380              419,700
                                                              ------------         ------------

Current assets:
      Accounts receivable, net of
       allowance for doubtful accounts                           1,289,546            1,338,362
      Accrued utility revenue                                      868,024              560,563
      Materials & supplies                                         384,434              312,638
        Prepayments                                                227,589              195,329
                                                              ------------         ------------
                  Total current assets                           2,769,593            2,406,892
                                                              ------------         ------------

Deferred charges                                                   140,337              137,007
Unamortized debt expense                                           366,620              391,932
Regulatory asset - income taxes recoverable                        437,501              437,501
Other assets                                                       394,980              387,725
                                                              ------------         ------------
                                                                 1,339,438            1,354,165
                                                              ------------         ------------
                                                              $ 31,801,993         $ 30,228,243
                                                              ============         ============

STOCKHOLDERS' EQUITY AND LIABILITIES:
-------------------------------------
Stockholders' equity:
      Common stock, no par value, authorized 5,000,000
         shares;  issued and outstanding  6/30/05 -
         1,659,579 shares; 12/31/04 - 1,657,542 shares        $  2,975,972         $  2,975,972
      Retained earnings                                          9,079,075            9,211,403
                                                              ------------         ------------
                                                                12,055,047           12,187,375
                                                              ------------         ------------

Long-term debt                                                   9,000,000            9,000,000
                                                              ------------         ------------

Current liabilities:
      Note payable                                               3,355,000            2,255,000
      Accounts payable and accrued liabilities                   1,407,921              799,382
                                                              ------------         ------------
                  Total current liabilities                      4,762,921            3,054,382
                                                              ------------         ------------

Customers' advances for construction                               487,478              491,950
Contributions in aid of construction                             2,815,757            2,803,914
Regulatory liability-income taxes refundable                       126,913              126,913
Deferred income taxes                                            2,549,056            2,554,657
Deferred income on disposition of land                               4,821                9,052
                                                              ------------         ------------
                                                                 5,984,025            5,986,486
                                                              ------------         ------------
                                                              $ 31,801,993         $ 30,228,243
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

                                   BIW Limited
                                   -----------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                  (UNAUDITED)
                                  -----------

                                                                    Six Months Ended June 30,
Cash flows from operating activities                                  2005             2004
                                                                  -----------      -----------
      Net income                                                  $   431,929      $   440,627
                                                                  -----------      -----------
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation and amortization                                         395,513          426,984
Amortization of deferred income, net of tax                            (2,481)          (5,671)
Deferred income taxes                                                  (7,350)          (7,350)
      Increases and decreases in assets and liabilities:
Accounts receivable and accrued utility revenue                      (258,645)        (303,350)
Materials and supplies                                                (71,796)          (7,128)
Prepayments                                                           (32,260)          43,548
Accounts payable and accrued expenses                                 608,337         (357,726)
                                                                  -----------      -----------

Total adjustments                                                     631,318         (210,693)
                                                                  -----------      -----------

Net cash flows provided by operating activities                     1,063,247          229,934
                                                                  -----------      -----------

Cash flows from investing activities:
      Capital expenditures - utility plant                         (1,582,284)      (1,009,388)
      Capital expenditures - other property                           (47,680)            --
      Sales of  utility plant                                          41,559             --
      Other assets and deferred charges, net                          (10,585)        (431,728)
                                                                  -----------      -----------

Net cash flows used in investing activities                        (1,598,990)      (1,441,116)
                                                                  -----------      -----------

Cash flows from financing activities:
      Dividends paid                                                 (564,257)        (558,464)
                                                                                   -----------
      Increase in long-term debt                                         --          9,000,000
      Repayment of long-term debt                                        --         (4,042,000)
      Advances (repayments) on line of credit, net                  1,100,000       (2,950,000)
                                                                  -----------      -----------
Net cash flows provided by
      financing activities:                                           535,743        1,449,536
                                                                  -----------      -----------

Net change in cash & cash equivalents                                    --            238,354

Cash and cash equivalents, beginning                                     --            148,618
                                                                  -----------      -----------
Cash and cash equivalents, ending                                 $      --        $   386,972
                                                                  ===========      ===========

Supplemental disclosure of cash flow information:
      Cash paid for
         Interest $                                                   292,517      $   303,037
         Income taxes                                                  76,900           10,000

Supplemental disclosure of non-cash investing activities:
  Birmingham Utilities receives contributions of plant
  from builders and developers. These  contributions of
  plant are reported in utility plant and in customers'
  advances for construction. The contributions are
  deducted from construction expenditures by BUI
         Gross plant, additions                                     1,589,655        1,083,876
         Customers' advances for construction                          (7,371)         (74,488)
                                                                  -----------      -----------
         Capital expenditures, net                                $ 1,582,284      $ 1,009,388
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

     Birmingham Utilities' business of selling water is to a certain extent seasonal because water consumption normally increases during the warmer summer months. Another factor affecting the comparability of various accounting periods includes the timing of rate increases. In addition, H2O Services' business activities will slow in the winter months. Accordingly, annualization of the results of operations for the six months ended June 30, 2005 and 2004 would not necessarily accurately forecast the annual results of each year.

NOTE 2 - PRINCIPLES OF CONSOLIDATION
------------------------------------

     The consolidated financial statements include the accounts of BIW Limited and its wholly owned subsidiaries Birmingham Utilities, Inc. and Birmingham H2O Services, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 3 - NEW YORK ACQUISITION
-----------------------------

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

NOTE 4 - FIRST MORTGAGE BOND ISSUANCE
-------------------------------------

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

NOTE 5 - CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING- DILUTED
--------------------------------------------------------------------

     The following table summarizes the number of common shares used in the calculation of earnings per share.

                                         Six Months   Three Months
                                            Ended         Ended
                                           6/30/05       6/30/04      6/30/05      6/30/04
                                          ---------     ---------    ---------    ---------
Weighted average shares outstanding
 for earnings per share, basic            1,658,915     1,639,092    1,659,579    1,642,542

Incremental shares from assumed
 conversion of stock options                 17,786        32,479       16,848       30,333
                                          ---------     ---------    ---------    ---------

Weighted average shares outstanding
 for earnings per share, diluted          1,676,701     1,671,571    1,676,427    1,672,875
                                          =========     =========    =========    =========


NOTE 6 - PENSION AND OTHER POSTRETIREMENT BENEFITS
--------------------------------------------------

Net periodic pension and other postretirement benefit costs include the following components:

                                     Pension Benefits    Postretirement Benefits
                                    For the six months     For the three months
                                      ended June 30,          ended June 30,
                                     2005        2004        2005        2004
                                     ----        ----        ----        ----
Components of Net Periodic
Benefit Cost:
  Service cost                     $49,108    $ 29,016    $ 14,508    $ 13,707
  Interest cost                     54,902      48,573      20,914      18,758
  Expected return on plan assets   (39,854)    (34,094)    (21,002)    (18,485)
Amortization of unrecognized
  transition obligation              2,936       2,936      12,690      12,689
Amortization of unrecognized
 prior service cost                  2,586       2,585         --          --
Recognized net actuarial
 loss (gain)                         3,280       2,561         (80)     (1,377)
                                   -------     -------     -------     -------
Net periodic benefit cost          $72,958     $51,577     $27,030     $25,292
                                   =======     =======     =======     =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

     Management's Discussion and Analysis of the Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 should be read in conjunction with the comments below.

CAPITAL RESOURCES AND LIQUIDITY

     Completion of Birmingham Utilities' Long Term Capital Improvement Program will be funded from the internal generation of funds, including rate relief, as well as the Company's ability to raise capital from external sources. For the six months ended June 30, 2005 and 2004, BUI's additions to utility plant, net of customer advances, were $1,582,284 and $1,009,388 respectively (See Statement of Cash Flows).

     Birmingham Utilities has outstanding a series of first mortgage bonds in the amount of $9,000,000 due on April 15, 2011, issued under its Mortgage Indenture. The bonds carry an interest rate of 5.21%. The terms of the indenture provide, among other things, limitations on (a) payment of cash dividends; and
(b) incurrence of additional bonded indebtedness. Interest is payable semi-annually on the 15th day of April and October.

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

Results of Operations for the six months ended and three months ended  June 30,
---------------------------------------------------------------------  --------
2005 and 2004
-------------

Net Income
----------

     Net income for the six months ended June 30, 2005 was $431,929 compared with $440,627 for the same 2004 period. Increased water sales from the Company's regulated operations and increased profitability at H2O Services were partially offset by a higher effective tax rate in 2005. Net income for the three months ended June 30, 2005 was $377,736 compared with $238,742 for the comparable 2004 period. Increased water sales due to a dry weather period in 2005 and increased profitability at H2O Services more than offset a higher effective tax rate.

Operating Revenues
------------------

     Operating revenues for the first six months of 2005 of $4,557,438 were $19,681 above the comparable 2004 period. Increased revenues due to dry weather conditions more than offset lower revenues at H2O Services. Operating revenues for the three month period ended June 30, 2005 are $162,702 above the comparable 2004 quarter. This increase is due primarily to increased water sales by the Company's regulated operations.

Operating and Maintenance Expenses
----------------------------------

     Operating and Maintenance expenses for the first six months of 2005 of $2,962,378 are $205,109 lower than operating and maintenance expenses of $3,167,487 recorded in the first six months of 2004. Decreased costs relating to strategic initiatives and lower personnel costs accounts for this decrease. The operating and maintenance expenses for the three month period ended June 30, 2005 are lower than the comparable 2004 period for the same reasons noted above.

Depreciation
------------

     Depreciation expense for the first six months of 2005 and for the three month period ended June 30, 2005 were basically equal to the comparable 2004 period. A decrease in long term capital projects in 2005 as compared to 2004 is the primary reason.

Taxes Other Than Income Taxes
-----------------------------

     Taxes other than income taxes for the six month period ended June 30, 2005 were $67,704 higher than the comparable 2004 period. Additional property taxes as a result of plant additions in 2004, including the Eastern Division, account for this increase. Taxes other than income taxes for the three month period ended June 30, 2004 were $36,040 higher than the comparable 2004 period. Increased property taxes also accounts for this variance.

Other Income
------------

     Other income for the first six months of 2005 was $71,580 lower than the comparable period in 2004. Decreased AFUDC relating to long term capital projects accounts for the decrease. Other income for the three month period ended June 30, 2005 was $48,656 lower than the second quarter of 2005. Decreased AFUDC for the same reason as noted above accounts for the decrease.

Interest Expense
----------------

     Interest expense of $317,829 recorded in the six month period ended June 30, 2005 is $47,102 higher than the comparable 2004 period. Increased borrowing on the line of credit as well as higher variable interest rates on the line of credit accounts for the difference. Interest expense for the three month period ended June 30, 2005 is $21,596 higher than same period in 2004 also due to increased borrowings and higher interest rates as noted above.

Land Dispositions
-----------------

     When Birmingham Utilities disposes of land, any gain recognized, net of tax, is shared between ratepayers and stockholders based upon a formula approved by the DPUC. The portion of land disposition income applicable to stockholders is recognized in the year of disposition. There were no land sales in the second quarter of 2005 and 2004.

     Land disposition income applicable to ratepayers is recognized in the financial statements as a component of operating income on the line entitled "Amortization of Prior Years' Deferred Income on Land Dispositions". These amounts represent the recognition of income deferred on land dispositions, which occurred in prior years. The amortization of deferred income on land dispositions, net of tax, was $2,481 and $5,671 for the six months ended June 30, 2005 and 2004, and $1,240 and $2,836 for the three months ended June 30, 2005 and 2004.

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

     The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive

Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2005. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2005.

     There have been no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect the internal control over financial reporting.

                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     During the quarter ended June 30, 2005, the only matters submitted to a vote of the holders of the Company's common stock, its only class of voting stock, were submitted at the Company's Annual Meeting of Shareholders held on May 10, 2005, as set forth below. There were no broker non-votes on the listed matters.

(a) Election of Directors - All nominees for Director were elected, as follows:
    ---------------------

    Total Outstanding Shares:           1,659,579
    Total Shares Voted:                 1,520,311
    Total Percentage Voted:             91.61%


          DIRECTOR                 FOR             WITHHELD           % FOR
         M. Adanti            1,491,287.26         29,024.03          89.86
          M. Burt             1,493,973.41         26,337.87          90.02
          J. Cohen            1,492,023.26         28,288.03          89.90
       B. Henley-Cohn         1,482,786.11         37,525.17          89.35
       J. Henley-Cohn         1,372,693.15        147,618.14          82.71
         A. daSilva           1,491,908.26         28,403.03          89.90
        T. Klarides           1,493,610.36         26,700.93          90.00
        L. Sauerteig          1,494,094.96         26,216.32          90.03
        K. Schaible           1,493,755.26         26,556.03          90.01
          J. Tomac            1,483,305.26         37,006.03          89.38

Dworken, Hillman, LaMorte & Sterczala, P.C. were approved as independent accountants and auditors for the Company for 2005. Total votes cast in favor were 1,506,348 representing 90% of all outstanding shares.

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

                                         BIW Limited
                                         Registrant
Date: August 12, 2005

                                         By:  /s/ John S. Tomac
                                         ----------------------
                                         John S. Tomac, President
                                         (Duly authorized officer, and chief
                                         financial officer)