Form 10-Q
period 2005-09-30
BIW LTD
filed 2005-11-14
CIK 1169237

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                  _____________

                                    FORM 10-Q
                                  _____________


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
                         COMMISSION FILE NUMBER 1-31374





                                   BIW LIMITED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



Connecticut                                            04-3617838
----------------------------------------               -------------------------
(State of Incorporation or Organization)               (I.R.S Employer I.D. No.)



230 BEAVER STREET, ANSONIA, CT                         06401
----------------------------------------               ----------
(Address of principal executive offices)               (Zip Code)



Registrant's telephone number, including area code:    (203) 735-1888
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

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).            YES [_]    NO [X]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).            YES [_]    NO [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                Outstanding at November 8, 2005
  --------------------------                     -------------------------------
  COMMON STOCK, NO PAR VALUE                                1,662,079

================================================================================

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.  FINANCIAL STATEMENTS
         --------------------
                                   BIW Limited
                                   -----------
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
             -------------------------------------------------------
                                   (UNAUDITED)


                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                    SEPTEMBER 30,                 SEPTEMBER 30,
                                             ---------------------------   ---------------------------
                                                 2005           2004           2005           2004
                                             ------------   ------------   ------------   ------------
Operating revenue                            $  2,343,862   $  2,704,104   $  6,901,300   $  7,241,861
                                             ------------   ------------   ------------   ------------
Operating expenses:
  Operating expenses                            1,394,855      1,806,489      4,134,951      4,722,133
  Maintenance expenses                            113,999        108,424        336,281        360,267
  Depreciation                                    185,000        185,000        555,000        555,000
  Taxes other than income taxes                   184,420        163,795        523,383        435,054
  Taxes on income                                  63,873         85,425        241,635        219,275
                                             ------------   ------------   ------------   ------------
Total operating expenses                        1,942,147      2,349,133      5,791,250      6,291,729
                                             ------------   ------------   ------------   ------------

Operating income                                  401,715        354,971      1,110,050        950,132

Amortization of prior years' deferred
  income on land dispositions (net of
  income taxes)                                     2,703          2,835          5,184          8,506

Other income, net (including allowance for
  funds used during construction of
  $63,913 in 2005 and $125,107 in 2004)            58,501         46,590         97,443        157,112
                                             ------------   ------------   ------------   ------------

Income before interest expense                    462,919        404,396      1,212,677      1,115,750

Interest and amortization of debt discount        158,915        139,124        476,744        409,851
                                             ------------   ------------   ------------   ------------

Net income                                   $    304,004   $    265,272   $    735,933   $    705,899

Retained earnings, beginning                    9,079,075      9,704,360      9,211,403      9,822,197
Dividends                                         282,553        281,782        846,810        840,246
                                             ------------   ------------   ------------   ------------

Retained earnings, ending                    $  9,100,526   $  9,687,850   $  9,100,526   $  9,687,850
                                             ============   ============   ============   ============

Earnings per share - basic                   $       0.18   $       0.16   $       0.44   $       0.43
                                             ============   ============   ============   ============
Earnings per share - diluted                 $       0.18   $       0.16   $       0.44   $       0.42
                                             ============   ============   ============   ============
Dividends per share                          $       0.17   $       0.17   $       0.51   $       0.51
                                             ============   ============   ============   ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                                   BIW Limited
                                   -----------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                            (Unaudited)
                                                            SEPTEMBER 30,    DEC. 31,
                                                                2005           2004
                                                            ------------   ------------
ASSETS:
-------
Utility plant                                               $ 37,835,987   $ 35,261,167
Accumulated depreciation                                      (9,810,799)    (9,213,681)
                                                            ------------   ------------
Net utility plant                                             28,025,188     26,047,486
                                                            ------------   ------------
Other property, net                                              545,604        419,700
                                                            ------------   ------------
Current assets:
  Accounts receivable, net of allowance for
     doubtful accounts                                         1,505,082      1,338,362
  Accrued utility revenue                                        539,069        560,563
  Materials & supplies                                           327,219        312,638
  Prepayments                                                    151,947        195,329
                                                            ------------   ------------
         Total current assets                                  2,523,317      2,406,892
                                                            ------------   ------------

Deferred charges                                                 139,429        137,007
Unamortized debt expense                                         358,520        391,932
Regulatory asset - income taxes recoverable                      437,501        437,501
Other assets                                                     399,347        387,725
                                                            ------------   ------------
                                                               1,334,797      1,354,165
                                                            ------------   ------------
                                                            $ 32,428,906   $ 30,228,243
                                                            ============   ============

STOCKHOLDERS' EQUITY AND LIABILITIES:
-------------------------------------
Stockholders' equity:
  Common stock, no par value, authorized
    5,000,000 shares; issued and outstanding
    9/30/05 - 1,662,079 shares;
    12/31/04 - 1,657,542 shares                             $  2,990,347   $  2,975,972
  Retained earnings                                            9,100,526      9,211,403
                                                            ------------   ------------
                                                              12,090,873     12,187,375
                                                            ------------   ------------

Long-term debt                                                 9,000,000      9,000,000
                                                            ------------   ------------

Current liabilities:
  Note payable                                                 4,205,000      2,255,000
  Accounts payable and accrued liabilities                     1,037,583        799,382
                                                            ------------   ------------
         Total current liabilities                             5,242,583      3,054,382
                                                            ------------   ------------

Customers' advances for construction                             487,478        491,950
Contributions in aid of construction                           2,932,098      2,803,914
Regulatory liability-income taxes refundable                     126,913        126,913
Deferred income taxes                                          2,546,256      2,554,657
Deferred income on disposition of land                             2,705          9,052
                                                            ------------   ------------
                                                               6,095,450      5,986,486
                                                            ------------   ------------
                                                            $ 32,428,906   $ 30,228,243
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

                                   BIW Limited
                                   -----------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (UNAUDITED)

                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                            ---------------------------
Cash flows from operating activities:                           2005           2004
                                                            ------------   ------------
     Net income                                             $    735,933   $    705,899
                                                            ------------   ------------
Adjustments to reconcile net income to net cash provided
     by operating activities:
Depreciation and amortization                                    589,874        645,517
Amortization of deferred income, net of tax                       (5,184)        (8,506)
Deferred income taxes                                            (11,025)       (11,024)

     Increases and decreases in assets and liabilities:
Accounts receivable and accrued utility revenue                 (145,226)      (450,098)
Materials and supplies                                           (14,581)       (30,766)
Prepayments                                                       43,382        123,236
Accounts payable and accrued expenses                            238,201       (480,709)
                                                            ------------   ------------

Total adjustments                                                695,441       (212,350)
                                                            ------------   ------------
Net cash flows provided by operating activities                1,431,374        493,549
                                                            ------------   ------------

Cash flows from investing activities:
Capital expenditures - utility plant                          (2,451,108)    (1,641,124)
Capital expenditures - other property                           (125,904)            --
Sales of utility plant                                            42,118             --
Other assets and deferred charges, net                           (14,045)      (529,581)
                                                            ------------   ------------
Net cash flows used in investing activities                   (2,548,939)    (2,170,705)
                                                            ------------   ------------

Cash flows from financing activities:
     Dividends paid                                             (846,810)      (840,246)
     Exercise of stock options                                    14,375         78,750
     Increase in long-term debt                                       --      9,000,000
     Repayment of long-term debt                                      --     (4,042,000)
     Advances (repayments) on line of credit, net              1,950,000     (2,600,000)
                                                            ------------   ------------

Net cash flows provided by financing activities                1,117,565      1,596,504
                                                            ------------   ------------

Net decrease in cash & cash equivalents                                0        (80,652)
Cash & cash equivalents, beginning                                     0        148,618
                                                            ------------   ------------
Cash & cash equivalents, ending                             $          0   $     67,966
                                                            ============   ============
Supplemental disclosure of cash flow formation:
     Cash paid for
         Interest                                           $    324,179   $    324,356
         Income taxes                                             88,020         23,169
Supplemental disclosure of non-cash investing activities:
     Birmingham Utilities receives contributions of plant
     from builders and developers. These contributions of
     plant are reported in utility plant and in customers'
     advances for construction. The contributions are
     deducted from construction expenditures by BUI
         Gross plant, additions                             $  2,574,820   $  1,723,647
         Customers' advances for construction                   (123,712)       (82,523)
                                                            ------------   ------------
         Capital expenditures, net                          $  2,451,108   $  1,641,124
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

         Birmingham Utilities' business of selling water is to a certain extent seasonal because water consumption normally increases during the warmer summer months. Another factor affecting the comparability of various accounting periods includes the timing of rate increases. In addition, H2O Services' business activities will slow in the winter months. Accordingly, annualization of the results of operations for the three and nine months ended September 30, 2005 and 2004 would not necessarily accurately forecast the annual results of each year.



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

NOTE 4 - FIRST MORTGAGE BOND ISSUANCE
-------------------------------------

         On April 30, 2004, Birmingham Utilities issued First Mortgage Bonds in the principal amount of $9,000,000. The bonds carry an interest rate of 5.21%. The proceeds from the bond issue were used to repay the $4,042,000 outstanding principal of the prior outstanding Mortgage Bonds, which carried an interest rate of 9.64%, and repay $4,280,000 of short-term debt used to fund the purchase of the Connecticut regulated and non-regulated operations from PSC.



NOTE 5 - CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING-DILUTED
-------------------------------------------------------------------

         The following table summarizes the number of common shares used in the calculation of earnings per share.

                                        NINE MONTHS ENDED      THREE MONTHS ENDED
                                      ---------------------   ---------------------
                                       9/30/05     9/30/04     9/30/05     9/30/04
                                      ---------   ---------   ---------   ---------
Weighted average shares outstanding
  for earnings per share, basic       1,659,844   1,643,863   1,661,671   1,649,342

Incremental shares from assumed
  conversion of stock options            17,138      29,553      15,863      24,483
                                      ---------   ---------   ---------   ---------
Weighted average shares outstanding
  for earnings per share, diluted     1,676,982   1,673,416   1,677,534   1,673,825
                                      =========   =========   =========   =========



NOTE 6 - PENSION AND OTHER POSTRETIREMENT BENEFITS
--------------------------------------------------

Net periodic pension and other postretirement benefit costs include the following components:

                                         Pension Benefits    Postretirement Benefits
                                       For the nine months     For the nine months
                                        ended September 30,     ended September 30,
                                      ---------------------   ---------------------
                                         2005        2004        2005        2004
                                      ---------   ---------   ---------   ---------
Components of Net Periodic
Benefit Cost:
  Service cost                        $  73,661   $  43,524   $  21,762   $  20,561
  Interest cost                          82,354      72,859      31,372      28,137
  Expected return on plan assets        (59,780)    (51,141)    (31,502)    (27,728)
Amortization of unrecognized
  transition obligation                   4,404       4,404      19,034      19,034
Amortization of unrecognized prior
  service cost                            3,878       3,878          --          --
Recognized net actuarial loss (gain)      4,919       3,842        (121)     (2,066)
                                      ---------   ---------   ---------   ---------
Net periodic benefit cost             $ 109,436   $  77,366   $  40,545   $  37,938
                                      =========   =========   =========   =========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

         Management's Discussion and Analysis of the Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 should be read in conjunction with the comments below.

CAPITAL RESOURCES AND LIQUIDITY

         The Company's short-term liquidity requirements will be met through cash flow from operations and, with respect to Birmingham Utilities, through borrowings under BUI's line of credit. Completion of BUI's Long Term Capital Improvement Program will be funded from the internal generation of funds, including rate relief, as well as the Company's ability to raise capital from external sources. For the nine months ended September 30, 2005 and 2004, BUI's additions to utility plant, net of customer advances, were $ 2,451,108 and $1,641,124 respectively (See Statement of Cash Flows).

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


Results of Operations for the nine months and three months ended
----------------------------------------------------------------
September 30, 2005 and 2004
---------------------------

Net Income
----------

         Net income for the nine months ended September 30, 2005 was $735,933 compared with $705,899 for the same 2004 period. A significant reduction in the net loss for the Eastern Division primarily due to decreased operating expenses is partially offset by a slight reduction in net income from H2O Services. Net income for the three months ended September 30, 2005 was $304,004 compared with $265,272 for the comparable 2004 period for the same reasons noted above.

Operating Revenues
------------------

         Operating revenues for the first nine months of 2005 of $6,901,300 are $340,561 below the comparable 2004 period. Decreased revenues of $323,933 from H2O Services accounts for most of the change. In 2004 H2O Services' revenues included significant construction projects, which were non recurring in 2005. Although 2005 construction projects have produced less revenue, the profits and profit margins recognized on these projects have been greater as H2O Services has concentrated its focus on efficiency and profitability for its contract operations and construction business. Operating revenues for the three month period ended September 30, 2005 are $360,242 below the comparable 2004 period due again to the size and nature of the construction projects in 2005.

Operating and Maintenance Expenses
----------------------------------

         Operating and Maintenance expenses for the first nine months of 2005 of $4,471,232 are $611,168 lower than operating and maintenance expenses of $5,082,400 recorded in the first nine months of 2004. Decreased costs related to a reduction in large construction projects performed by H2O Services accounts for $321,000 of the decrease. Lower operating expenses with the regulated Eastern Division of $229,000 are due to operating efficiencies achieved since their purchase in 2003. The operating and maintenance expenses for the three month period ended September 30, 2005 are lower than the comparable 2004 period for the same reasons.

Depreciation
------------

         Depreciation for the first nine months of 2005 and for the three month period ended September 30, 2005 were the same as the comparable 2004 periods, due to the Company's ongoing capital improvement program and the timing of capital expenditures in each year.

Taxes Other Than Income Taxes
-----------------------------

         Taxes other than income taxes for the nine month period ended September 30, 2005 were $88,329 higher than the comparable 2004 period. Increased payroll taxes as a result of higher wages as well as additional property taxes as a result of plant additions along with increased property tax rates account for the increase. Taxes other than income taxes for the three month period ended September 30, 2005 were $20,625 higher than the comparable 2004 period. Increased payroll taxes and property taxes also account for this variance.

Other Income
------------

         Other income for the first nine months of 2005 was $59,669 lower than the comparable period in 2004. Decreased AFUDC relating to long term capital projects accounts for the decrease.

Interest Expense
----------------

         Interest expense of $476,744 recorded in the nine month period ended September 30, 2005 is $66,893 higher than the comparable 2004 period. Increased borrowings on the line of credit as well as higher interest rates on the line of credit account for the difference. The interest expense for the three month period ended September 30, 2005 is $19,791 higher than the same period in 2004 also due to increased borrowings and higher interest rates as noted above.

Land Dispositions
-----------------

         When Birmingham Utilities disposes of land, any gain recognized, net of tax, is shared between ratepayers and stockholders based upon a formula approved by the DPUC.

         The portion of land disposition income applicable to stockholders is recognized in the year of disposition. There were no land sales in 2005 and 2004.

         Land disposition income applicable to ratepayers is also recognized in the financial statements as a component of operating income on the line entitled "Amortization of Prior Years' Deferred Income on Land Dispositions". These amounts represent the recognition of income deferred on land dispositions, which occurred in prior years. The amortization of deferred income on land dispositions, net of tax, was $5,184 and $8,506 for the nine months ended September 30, 2005 and 2004, and $2,703 and $2,835 for the three months ended September 30, 2005 and 2004.

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

         The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2005. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2005.

         There have been no changes in the Company's internal controls that have materially affected, or are reasonably likely to materially affect the internal controls over financial reporting during the quarter ended September 30, 2005.





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


                                                   BIW Limited
                                                   -----------------------------
                                                   Registrant
Date:    November 14, 2005
         -----------------
                                                   By: /s/ John S. Tomac
                                                   -----------------------------
                                                   John S. Tomac, President
                                                   (Duly authorized officer, and
                                                   chief financial officer)