Form 10-K
period 2005-12-31
BIW LTD
filed 2006-03-30
CIK 1169237

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

                   For the fiscal year ended December 31, 2005
                           Commission File No. 1-31374

                                   BIW LIMITED
             (Exact Name of registrant as specified in its charter)

         CONNECTICUT                                    04-3617838
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

     230 Beaver Street, Ansonia, CT                      06401-0426
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No[X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes[ ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large Accelerated Filer [ ] Accelerated Filer [ ] Non-Accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[] No [X]

Aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sale price of such stock as of June 30, 2005:
$24,468,257

As of March 16, 2006, the Registrant had 1,662,079 shares of common stock, no par value, outstanding.

                       Documents Incorporated by Reference
Portions of the Annual Report to stockholders for the fiscal year ended December 31, 2005 are incorporated by reference into Part II of this report. Portions of the Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.
================================================================================

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

These factors include, among others, the adequacy of rates approved by the DPUC, weather conditions, changes in governmental regulations affecting water quality, success of operating initiatives, changes in business strategy, as well as general economic and business conditions, as set forth in Item 1A, below.

Item 1. Business

BIW Limited ("BIW" or the "Company") is the parent company of Birmingham Utilities, Inc. ("BUI" or "Birmingham Utilities") a specially chartered Connecticut public service corporation in the business of collecting and distributing water for domestic, commercial and industrial uses and fire protection in Ansonia and Derby, Connecticut, and in small parts of the contiguous Town of Seymour. Water service is also provided for domestic and commercial use in 33 satellite water operations in 16 towns in eastern Connecticut, which form BUI's Eastern Division. This division, which was acquired in 2003, was the former Eastern Connecticut Regional Water Company, Inc. Birmingham H2O Services Inc. ("BHS" or "Birmingham H2O Services"), the Company's non-regulated subsidiary, offers a consumer protection program for residential service lines and provides water related services to other water utilities, municipalities, contractors and individuals throughout Connecticut. Under its charter, Birmingham Utilities enjoys a monopoly franchise in the distribution of water in the area which it serves. In conjunction with its right to sell water, Birmingham Utilities has the power of eminent domain and the right to erect and maintain certain facilities on and in public highways and grounds, all subject to such consents and approvals of public bodies and others as may be required by law.

The current sources of Birmingham Utilities' water are wells located in Derby and Seymour and interconnections with the South Central Connecticut Regional Water Authority's (the "Regional Water Authority") system (a) at the border of Orange and Derby (the "Grassy Hill Interconnection") and (b) near the border of Seymour and Ansonia (the "Woodbridge Interconnection"), and 69 wells located in 16 towns in eastern Connecticut that service 33 satellite water systems. Birmingham Utilities maintains its interconnected Beaver Lake Reservoir System, a 2.2 million gallon per day (MGD) surface supply, in case of emergency needs, located in Seymour and Woodbridge, CT.

Birmingham Utilities' main system operating in Ansonia, Derby, and Seymour has a safe daily yield (including only those supplies that comply with the Federal Safe Drinking Water Act (SDWA) on a consistent basis) of approximately 8.0 MGD, while the average daily demand and the maximum daily demand on the system during 2005 were approximately 3.39 MGD and 4.37 MGD, respectively. The distribution system with the exception of the well supplies, is mainly through gravity, but there are seven distinct areas at higher elevations where pumping, pressure tanks and standpipes are utilized. These higher areas include approximately 25% of BUI's customers.

During 2005, approximately 1.24 billion gallons of water from all sources were delivered to Birmingham Utilities' customers. Birmingham Utilities has approximately 11,459 customers of whom approximately 97% are residential and commercial. No single customer accounted for as much as 10% of total billings in 2005. The business of Birmingham Utilities is to some extent seasonal, since greater quantities of water are delivered to customers in the hot summer months.

The Company had, as of March 10, 2006, 43 full-time employees and 3 part-time employees. The Company's employees are not affiliated with any union organization.

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


                      Executive Officers of the Registrant

Name, Age and Position        Business Experience Past 5 Years

Betsy Henley-Cohn, 53
Chairwoman of the Board       Chairwoman of the Board of Directors and
and Chief Executive Officer   Chief Executive Officer of the Company since
                              May 1992; Chairperson/Treasurer, Joseph Cohn &
                              Sons, Inc. since 1979; Director, UIL Holdings
                              Corporation, since 1990; Director, Aristotle
                              Corp. (1995-2002); Director, Citizens Bank of
                              Connecticut (1997-1999).

John S. Tomac, 52
President and Treasurer       President of the Company since October 1, 1998;
                              Vice President of the Company December 1,
                              1997-September 30, 1998; Treasurer of the Company since December 1997; Assistant Controller, BHC
                              Company 1991-1997.

Item 1A. Risk Factors

Our business is subject to a number of risks, some of which are discussed below. Other risks are presented elsewhere in this report and in the information incorporated by reference into this report. You should carefully consider the following risks in addition to the other information contained in this report and our other filings with the SEC, including our subsequent reports on Forms 10-Q and 8-K, before deciding to buy, sell or hold our common stock. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. Any of these risks could materially and adversely affect the Company's business, financial condition and results of operations, which in turn could materially and adversely affect the price of the Company's common stock.

DIVIDENDS ON OUR COMMON STOCK WILL BE DEPENDENT ON DIVIDENDS PAID TO BIW LIMITED BY BIRMINGHAM UTILITIES.

Funds required by BIW Limited to enable it to pay dividends on BIW Limited common stock are derived predominantly from the dividends paid by Birmingham Utilities to BIW Limited. Accordingly, the ability of BIW Limited to pay dividends, as a practical matter, will be governed by the ability of Birmingham Utilities to pay common stock dividends. The ability of Birmingham Utilities to pay dividends to BIW Limited will continue to be subject to outstanding common stock dividend restrictions currently contained in Birmingham Utilities' mortgage bond indenture. Because Birmingham Utilities will remain subject to regulation by the Connecticut Department of Public Utility Control (DPUC), the amount of its earnings and dividends will continue to be affected by the manner in which the DPUC regulates Birmingham Utilities. Therefore, there can be no assurance as to the payment of future dividends by BIW Limited. Furthermore, any losses incurred by BIW Limited's unregulated businesses will not be recoverable through the water rates of Birmingham Utilities.

OUR BUSINESS REQUIRES SIGNIFICANT CAPITAL EXPENDITURES AND THE RATES WE CHARGE OUR CUSTOMERS ARE SUBJECT TO REGULATION.

The water utility business is capital intensive. In addition to any capital required to fund potential acquisitions, on an annual basis, we spend significant sums for additions to or replacement of property, plant and equipment. Our ability to maintain and meet our financial objectives is dependent upon the availability of adequate capital and the recovery of our capital investments through the rates we charge our customers. There is no guarantee that we will be able to obtain sufficient capital in the future on reasonable terms and conditions for expansion, construction and maintenance. In the event we are unable to obtain sufficient capital, our expansion efforts could be curtailed, which may affect our growth and may affect our future results of operations.

The rates our regulated operations charge our customers are subject to approval by the DPUC. We file rate increase requests, from time to time, to recover our investments in utility plant and expenses. Once a rate increase petition is filed with the DPUC, the ensuing administrative and hearing process may take up to 180 days and may be costly. We can provide no assurances that any future rate increase request will be approved; and, if approved, we cannot guarantee that these rate increases will be granted in a timely or sufficient manner to cover the investments and expenses for which we initially sought the rate increase.

OUR OPERATING COSTS COULD BE SIGNIFICANTLY INCREASED IN ORDER TO COMPLY WITH NEW OR STRICTER REGULATORY STANDARDS IMPOSED BY FEDERAL AND STATE ENVIRONMENTAL AGENCIES.

Our water services are governed by various federal and state environmental protection and health and safety laws and regulations, including the federal Safe Drinking Water Act, the Clean Water Act and similar state laws, and federal and state regulations issued under these laws by the United States Environmental Protection Agency and state environmental regulatory agencies. These laws and regulations establish, among other things, criteria and standards for drinking water and for discharges into the waters of the United States and states. Pursuant to these laws, we are required to obtain various environmental permits from environmental regulatory agencies for our operations. We cannot assure you that we have been or will be at all times in total compliance with these laws, regulations and permits. If we violate or fail to comply with these laws, regulations or permits, we could be fined or otherwise sanctioned by regulators.

Environmental laws and regulations are complex and change frequently. These laws, and the enforcement thereof, have tended to become more stringent over time. While we have budgeted for future capital and operating expenditures to maintain compliance with these laws and our permits, it is possible that new or stricter standards could be imposed that will raise our operating costs. Although these costs may be recovered in the form of higher rates, there can be no assurance that the DPUC would approve rate increases to enable us to recover such costs. In summary, we cannot assure you that our costs of complying with, or discharging liability under, current and future environmental and health and safety laws will not adversely affect our business, results of operations or financial condition.

OUR BUSINESS IS SUBJECT TO SEASONAL FLUCTUATIONS, WHICH COULD AFFECT DEMAND FOR OUR WATER SERVICE AND OUR REVENUES.

Demand for our water during the warmer months is generally greater than during cooler months due primarily to additional requirements for water in connection with irrigation systems, swimming pools, cooling systems and other outside water use. Throughout the year, and particularly during typically warmer months, demand will vary with temperature and rainfall levels. In the event that temperatures during the typically warmer months are cooler than normal, or if there is more rainfall than normal, the demand for our water may decrease and adversely affect our revenues.

DROUGHT CONDITIONS MAY IMPACT OUR ABILITY TO SERVE OUR CURRENT AND FUTURE CUSTOMERS.

We depend on an adequate water supply to meet the present and future demands of our customers. Drought conditions could interfere with our sources of water supply and could adversely affect our ability to supply water in sufficient quantities to our existing and future customers. An interruption in our water supply could have a material adverse effect on our financial condition and results of operations. Moreover, governmental restrictions on water usage during drought conditions may result in a decreased demand for our water, even if our water reserves are sufficient to serve our customers during these drought conditions, which may adversely affect our revenues and earnings.

CONTAMINATION TO OUR WATER SUPPLY MAY RESULT IN DISRUPTION IN OUR SERVICES.

Our water supplies are potentially subject to contamination, including contamination from the development of naturally-occurring compounds, chemicals in groundwater systems, pollution resulting from man-made sources, such as MTBE, and possible terrorist attacks. In the event that our water supply is contaminated, we may have to interrupt the use of that water supply until we are able to substitute the flow of water from an uncontaminated water source. In addition, we may incur significant costs in order to treat the contaminated source through expansion of our current treatment facilities, or development of new treatment methods. If we are unable to substitute water supply from an uncontaminated water source, or to adequately treat the contaminated water source in a cost-effective manner, there may be an adverse effect on our revenues, operating results and financial condition. The costs we incur to decontaminate a water source or an underground water system could be significant and could adversely affect our business, operating results and financial condition and may not be recoverable in rates. We could also be held liable for consequences arising out of human exposure to hazardous substances in our water supplies or other environmental damage. For example, private plaintiffs have the right to bring personal injury or other toxic tort claims arising from the presence of hazardous substances in our drinking water supplies. Our insurance policies may not be sufficient to cover the costs of these claims.

WE DEPEND SIGNIFICANTLY ON THE SERVICES OF THE MEMBERS OF OUR MANAGEMENT TEAM.

Our success depends significantly on the continued individual and collective contributions of our management team. The loss of the services of any member of our management team or the inability to hire and retain experienced management personnel could harm our operating results.

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

     The Company's properties consist chiefly of land, wells, reservoirs, and pipelines. Birmingham Utilities operations in Ansonia, Derby and Seymour have 5 production wells with an aggregate effective capacity of approximately 3.0 MGD. Birmingham Utilities' existing interconnections with the Regional Water Authority can provide 5.0 MGD. Birmingham Utilities' entire system has a safe daily yield (including only those supplies that comply with the SDWA on a consistent basis) of approximately 8.0 MGD, while the average daily demand and the maximum daily demand on the system during 2005 were approximately 3.39 MGD and 4.37 MGD, respectively. The distribution system, with the exception of the well supplies, is mainly through gravity, but there are seven distinct areas at higher elevations where pumping, pressure tanks and standpipes are utilized. These higher areas include approximately 25% of Birmingham Utilities' customers.

     Birmingham Utilities has two emergency stand-by reservoirs (Peat Swamp and Middle) with a storage capacity of 457 million gallons and a safe daily yield of approximately 2.1 MGD. Because the water produced by those reservoirs does not consistently meet the quality standards of the SDWA, none of those reservoirs is actively being used by Birmingham Utilities to supply water to the system.

     Birmingham Utilities' Eastern Division consists of 33 satellite water systems in 16 towns in eastern Connecticut serving 2,100 connections. These systems serve residential subdivisions, elderly housing complexes, and condominium complexes. Typical system configuration includes two or more wells, chemical addition, atmospheric storage, booster pumps, and hydropneumatic storage. Several of these systems also include filtration for iron and manganese removal. Two systems have radon removal treatment. Three of the systems are seasonal, only operating during the months of April through October. Two of the systems in East Hampton, CT and a system in Moodus, CT are currently being expanded to accommodate new development. The Company also increased its supply capacity at a system in East Hampton with the addition of new wells as well as through the redevelopment of existing wells. In addition, the Company replaced a large storage tank and added new pumping facilities in East Haddam and refurbished the entire filtration system at a water treatment facility in Coventry.

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

Item 4. Submission of Matters to a Vote of Security Holders

     None.

                                     PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The inside back cover of the Company's Annual Report to shareholders for the year ended December 31, 2005, (Market Information), is incorporated herein by reference, pursuant to Rule 12b-23 of the Securities and Exchange Act of 1934 (the "Act") and to Instruction G(2) to Form 10-K.

Item 6. Selected Financial Data

The inside front cover of the Company's Annual Report to shareholders for the year ended December 31, 2005, (Financial Highlights), is incorporated herein by reference, pursuant to Rule 12b-23 of the Act and to Instruction G(2) to Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Pages 6 through 13 of the Company's Annual Report to Shareholders for the year ended December 31, 2005 (Management's Discussion and Analysis of Financial Condition and Results of Operations) are incorporated herein by reference, pursuant to Rule 12b-23 of the Act and to Instruction G(2) to Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company has certain exposures to market risk related to changes in interest rates. The Company has an outstanding revolving credit agreement, under which there were borrowings of $4,755,000 at December 31, 2005. The revolving credit agreement bears interest at variable rates based on current LIBOR indices. The Company is not subject in any material respect to currency or other commodity risk.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements, together with the report therein, of Dworken, Hillman, LaMorte and Sterczala, P.C., dated March 13, 2006 appearing on pages 14 through 32 of the Company's 2005 Annual Report to Shareholders are incorporated herein by reference, pursuant to Rule 12b-23 of the Act and Instruction G(2) to Form 10-K.

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

As of December 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

In connection with the evaluation described in the foregoing paragraph, there were no changes identified in the Company's internal controls over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The information appearing under the captions Proposal No. 1 - "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on May 10,2006, is incorporated by reference in partial response to this item. See also "Executive Officers of the Registrant", following Part I,
Item 1 herein.

Item 11. Executive Compensation

The information appearing under the captions "Executive Compensation" and "Compensation of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on May 10, 2006 is incorporated by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information appearing under the caption "Stock Ownership" in the Company's definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on May 10, 2006 is incorporated by reference in partial response to this item.

       Securities Authorized for Issuance Under Equity Compensation Plans

     The following table provides information regarding our equity compensation plans as of December 31, 2005:

------------------------------------------------------------------------------------
                                                                Number of securities
                     Number of Securities                       remaining available
                     to be issued          Weighted-average     for future issuance
                     upon exercise of      exercise price of    under equity
Plan Category        outstanding options   outstanding options  compensation plans
-------------------  --------------------  -------------------  --------------------
Equity compensation
plans approved by
security holders           62,500                $14.73               73,000
-------------------  --------------------  -------------------  --------------------
Equity compensation
plans not approved
by security holders           --                    --                   --
-------------------  --------------------  -------------------  --------------------
Total                      62,500                $14.73               73,000
------------------------------------------------------------------------------------

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Principal Accountant Fees and Services

The information concerning Principal Accountant Fees and Services is set forth under the heading "Auditor Matters" in the Company's definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on May 10, 2006 is incorporated by reference in response to this item.

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)  The following statements are filed as part of this report:

                                                                    Page in
                                                                  Annual Report*
          Consolidated Statements of Income and Retained
          earnings for the three years ended
          December 31, 2005                                            16

          Consolidated Balance Sheets at December 31, 2005
          and 2004                                                     15

          Consolidated Statements of Cash Flows for the three
          years ended December 31, 2005                                17

          Notes to the Consolidated Financial Statements             18-32

          Report of Independent Registered Public Accounting Firm      14

* Incorporated by reference from the indicated pages of the 2005 Annual Report.

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

(4.3) First Modification and Reaffirmation Agreement by and between Birmingham Utilities, Inc., Birmingham H2O Services, Inc., and Citizens Bank of Connecticut, dated December 30, 2003. Incorporated herein by reference to Exhibit 4.2 of BIW's Annual Report on Form 10-K for the period ended December 31, 2003.

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

(10.8) BIW Limited's Stock Option Agreement Form for grants pursuant to 2000 Stock Option Plan for non-employee Directors. Incorporated herein by reference to Exhibit (10.8) of BIW's Annual Report on Form 10-K for the period ended December 31, 2004.

(10.9) BIW Limited's Stock Option Agreement Form for grants pursuant to 1998 Stock Incentive Plan. Incorporated herein by reference to Exhibit (10.9) of BIW Limited's Annual Report on Form 10-K for the period ended December 31, 2004.

(13)      2005 Annual Report to Shareholders

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

(c)  Financial Statement Schedules None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BIW Limited
(Registrant)


BY:  /s/ Betsy Henley-Cohn
     ------------------------
     Betsy Henley-Cohn
     Chairwoman of the Board
     and Chief Executive Officer


Date: March 30, 2006

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Mary Jane Burt                           /s/ Themis Klarides
-----------------------------                ------------------------------
Mary Jane Burt, Director                     Themis Klarides, Director
March 30, 2006                               March 30, 2006




/s/ James E. Cohen                           /s/B. Lance Sauerteig
-----------------------------                ------------------------------
James E. Cohen, Director                     B. Lance Sauerteig, Director
March 30, 2006                               March 30, 2006




/s/ Alvaro daSilva                           /s/ Kenneth E. Schaible
---------------------------- -               ------------------------------
Alvaro daSilva, Director                     Kenneth E. Schaible
March 30, 2006                               March 30, 2006




/s/ Juri Henley-Cohn                         /s/ John S. Tomac
-----------------------------                ------------------------------
Juri Henley-Cohn, Director                   John S. Tomac, Director
March 30, 2006                               President & Treasurer and Chief
                                               Financial Officer
                                             March 30, 2006


/s/ Linda B. Batten                          /s/ Betsy Henley-Cohn
-----------------------------                ------------------------------
Linda B. Batten, Controller and              Betsy Henley-Cohn
Assistant Treasurer                          Chairwoman and Chief Executive
March 30, 2006                               Officer and Director
                                             March 30, 2006

                                   BIW Limited

                                INDEX TO EXHIBITS


Item No.

(13)    2005 Annual Report to Shareholders

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