Form 10-Q
period 2006-03-31
BIW LTD
filed 2006-05-15
CIK 1169237

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

LARGE ACCELERATED FILER [_]   ACCELERATED FILER [_]   NON-ACCELERATED FILER [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [_] NO [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                          Outstanding at May 5, 2006
                -----                          --------------------------
      COMMON STOCK, NO PAR VALUE                        1,662,079

================================================================================

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                                   BIW LIMITED
                                   -----------
         CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND RETAINED EARNINGS
         --------------------------------------------------------------
                                   (UNAUDITED)
                                   -----------

                                                      Three Months Ended
                                                           March 31,
                                                ------------------------------
                                                    2006              2005
                                                ------------      ------------

Operating revenue                               $  2,040,097      $  1,968,436
                                                ------------      ------------

Operating expenses:
  Operating expenses                               1,359,157         1,294,230
  Maintenance expenses                               100,073           142,019
  Depreciation                                       268,751           185,000
  Taxes other than income taxes                      196,302           168,433
  Taxes on income                                    (20,273)            5,887
                                                ------------      ------------
Total operating expenses                           1,904,010         1,795,569
                                                ------------      ------------

Operating income                                     136,087           172,867

Amortization of deferred income
 on land dispositions (net of income taxes)              242             1,241

Other income, net (including allowance
  for funds used during construction of
  $14,318 in 2006 and $17,295 in 2005)                26,468            34,420
                                                ------------      ------------

Income before interest expense                       162,797           208,528

Interest and amortization of debt discount           201,528           154,335
                                                ------------      ------------

Net income (loss)                               $    (38,731)     $     54,193

Retained earnings, beginning                    $  8,740,825      $  9,211,405
Dividends                                            282,553           282,128
                                                ------------      ------------
Retained earnings, ending                       $  8,419,541      $  8,983,470
                                                ============      ============

Earnings (loss) per share, basic                $       (.02)     $        .03
                                                                  ============
Earnings (loss) per share, diluted              $       (.02)     $        .03
                                                                  ============
Dividends per share                             $        .17      $        .17
                                                ============      ============


The accompanying notes are an integral part of these consolidated financial statements.

                                   BIW Limited
                                   -----------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                  (Unaudited)
                                                   March 31,         Dec. 31,
                                                     2006              2005
                                                 ------------      ------------
ASSETS:

Utility plant                                    $ 39,345,315      $ 38,736,311
Accumulated depreciation                          (10,252,417)       (9,978,362)
                                                 ------------      ------------
Net utility plant                                  29,092,898        28,757,949
                                                 ------------      ------------
Other property, net                                   543,711           529,837
                                                 ------------      ------------

Current Assets:
      Accounts receivable, net of
       allowance for doubtful accounts                936,284         1,193,815
      Accrued utility revenue                         575,300           552,125
      Materials & supplies                            394,281           386,946
        Prepayments                                   313,848            44,821
                                                 ------------      ------------
                  Total current assets              2,219,713         2,177,707
                                                 ------------      ------------

Deferred charges                                      137,613           137,007
Unamortized debt expense                              317,684           333,444
Regulatory asset-income taxes recoverable             473,851           473,851
Other assets                                          355,123           332,225
                                                 ------------      ------------
                                                    1,284,271         1,276,527
                                                 ------------      ------------
                                                 $ 33,140,593      $ 32,742,020
                                                 ============      ============

STOCKHOLDERS' EQUITY AND LIABILITIES

Stockholders' Equity:
      Common stock, no par value, authorized
      5,000,000 shares; issued and outstanding
      1,662,079 at 3/31/06 and 12/31/05          $  2,987,704      $  2,987,704
      Retained earnings                             8,419,541         8,740,825
                                                 ------------      ------------
                                                   11,407,245        11,728,529
                                                 ------------      ------------

Long-term debt                                      9,000,000         9,000,000
                                                 ------------      ------------

Current Liabilities:
      Note payable                                  5,605,000         4,755,000
      Accounts payable and accrued liabilities        545,431           669,212
                                                 ------------      ------------
                  Total current liabilities         6,150,431         5,424,212
                                                 ------------      ------------

Customers' advances for construction                  436,186           438,631
Contributions in aid of construction                3,101,165         3,101,165
Regulatory liability-income taxes refundable          119,340           119,340
Deferred income taxes                               2,926,043         2,929,554
Deferred income on disposition of land                    183               589
                                                 ------------      ------------
                                                    6,582,917         6,589,279
                                                 ------------      ------------

                                                 $ 33,140,593      $ 32,742,020
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

                                   BIW Limited
                                   -----------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (UNAUDITED)

                                                                               Three Months
                                                                              Ended March 31,
                                                                       ----------------------------
                                                                          2006              2005
                                                                       ----------        ----------
 Cash Flows From Operating Activities
      Net income (loss)                                                $  (38,731)       $   54,193
                                                                       ----------        ----------
Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
Depreciation and amortization                                             284,511           197,658
Amortization of deferred income, net of tax                                  (242)           (1,241)
Deferred income taxes                                                      (3,675)           (3,675)
      Increases and decreases in assets
      and liabilities:
Accounts receivable and accrued utility revenue                           234,355           183,454
Materials and supplies                                                     (7,335)          (44,867)
Prepayments                                                              (269,026)         (114,254)
Accounts payable and accrued liabilities                                 (123,781)           33,212
                                                                       ----------        ----------

Total adjustments                                                         114,807           250,287
                                                                       ----------        ----------

Net cash flows provided by
       operating activities                                                76,076           304,480
                                                                       ----------        ----------
Cash flows from investing activities:
      Net capital expenditures                                           (633,823)         (722,349)
      Sale of assets                                                       13,804            41,050
      Other assets and deferred charges, net                              (23,504)         (156,596)
                                                                       ----------        ----------

Net cash flows used in investing activities                              (643,523)         (837,895)
                                                                       ----------        ----------

Cash flows from financing activities:
      Dividends paid                                                     (282,553)         (282,128)
      Borrowings under line of credit                                     850,000           850,000
                                                                       ----------        ----------

Net cash flows provided by
       financing activities:                                              567,447           567,872
                                                                       ----------        ----------

Net  increase (decrease) in cash and cash equivalents                           0            34,457
Cash and cash equivalents, beginning                                            0                 0
                                                                       ----------        ----------
Cash and cash equivalents, ending                                      $        0        $   34,457
                                                                       ==========        ==========

Supplemental disclosure of cash flow information:
      Cash paid for
         Interest                                                      $   68,543        $   24,455
         Income taxes                                                           0            76,900

Supplemental disclosure of non-cash investing activities:
      Birmingham Utilities receives contributions of plant from
      builders and developers. These contributions of plant
      are reported in utility plant and in customers' advances
      for construction. The contributions are deducted from
      construction expenditures by BUI
                  Gross plant additions                                $  631,378        $  733,023
                  Customers' advances for construction                      2,445           (10,674)
                                                                       ----------        ----------
                  Capital expenditures, net                            $  633,823        $  722,349
                                                                       ==========        ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                   BIW Limited
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     BIW Limited (BIW or the Company) is the parent company of (i) Birmingham Utilities, Inc. and its wholly-owned subsidiary Eastern Connecticut Regional Water Company, Inc. (Eastern Division), (collectively BUI or Birmingham Utilities), a regulated public water service company that provides water service to customers in various cities and towns in Connecticut and (ii) Birmingham H2O Services, Inc. (BHS or H2O Services), which provides non-regulated water-related services to other water utilities, municipalities, contractors and individuals throughout Connecticut.

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

NOTE 1 - QUARTERLY FINANCIAL DATA
---------------------------------

     The accompanying consolidated financial statements of BIW Limited have been prepared in accordance with accounting principles generally accepted in the United States of America, without audit, except for the Balance Sheet for the year ended December 31, 2005, which has been audited. The interim financial information conforms to the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, as applied in the case of rate-regulated public utilities, complies with the Uniform System of Accounts and ratemaking practices prescribed by the DPUC. In management's opinion, these consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. Certain information and footnote disclosures required by accounting principles generally accepted in the United States of America have been omitted, pursuant to such rules and regulations; although the Company believes that the disclosures are adequate to make the information presented not misleading.

     On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" (SFAS 123R) utilizing the modified prospective transition method. SFAS 123R requires employee stock options to be valued at fair value on the date of grant and charged to expense over the applicable vesting period. Under the modified prospective method, compensation expense is recognized for all share based payments issued on or after January 1, 2006 and for all share payments issued to employees prior to January 1, 2006 that remain unvested. The adoption of SFAS 123R did not have a material impact on the Company's results of operations for the three months ended March 31, 2006.

     For further information, refer to the financial statements and accompanying footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

     Birmingham Utilities' business of selling water is to a certain extent seasonal because water consumption normally increases during the warmer summer months. Another factor affecting the comparability of various accounting periods includes the timing of rate increases. In addition, H2O Services' business activities will slow in the winter months. Accordingly, annualization of the results of operations for the three months ended March 31, 2006 and 2005 would not necessarily accurately forecast the annual results of each year.

NOTE 2 - PRINCIPLES OF CONSOLIDATION
------------------------------------

     The consolidated financial statements include the accounts of BIW Limited and its wholly owned subsidiaries Birmingham Utilities, Inc. and Birmingham H2O Services, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 3 - RATE RELIEF REQUEST
----------------------------

In May 2006, Birmingham Utilities intends to file an application with the Department of Public Utility Control seeking a water service rate increase for all its regulated operations. As part of the water service rate application, BUI will be requesting that Birmingham Utilities Eastern Division regulated operations be combined with Birmingham Utilities Ansonia Division regulated operations for ratemaking purposes. BUI's Ansonia Division last received full rate relief in 2003 while its Eastern Division's last rate case was in 1997. As part of that application, Birmingham Utilities will be seeking to earn on approximately $10,000,000 in rate base additions since 2003, which includes the rate base of the Eastern Division acquired in 2003. In addition, BUI will be seeking to recover increases in operating costs as well as increases in depreciation expense and property taxes. BUI expects this rate application to be adjudicated sometime during the fourth quarter of 2006.

NOTE 4 - CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING- DILUTED
--------------------------------------------------------------------

     The following table summarizes the number of common shares used in the calculation of earnings per share.

                                                        Three Months Ended
                                                       3/31/06       3/31/05
                                                      ---------     ---------
Weighted average shares outstanding
 for earnings per share, basic                        1,662,079     1,658,244
Incremental shares from assumed
 conversion of stock options                             14,527        18,734
                                                      ---------     ---------
Weighted average shares outstanding
 for earnings per share, diluted                      1,676,606     1,676,978
                                                      =========     ==========



NOTE 5 - PENSION AND OTHER POSTRETIREMENT BENEFITS
--------------------------------------------------

Net periodic pension and other postretirement benefit costs include the following components:

                                                 Pension Benefits              Postretirement Benefits
                                               For the three months              For the three months
                                                 ended March 31,                   ended March 31,
                                              2006             2005             2006             2005
                                            --------         --------         --------         --------
Components of net periodic benefit cost:
  Service cost                              $ 17,332         $ 24,554         $  7,279         $  7,254
  Interest cost                               29,737           27,451           11,123           10,457
  Expected return on plan assets             (22,850)         (19,927)         (11,514)         (10,501)
Amortization of unrecognized
  transition obligation                        1,468            1,468            6,345            6,345
Amortization of unrecognized
 prior service cost                            1,293            1,293             --               --
Recognized net actuarial loss (gain)             953            1,640              (49)             (40)
                                            --------         --------         --------         --------
Net periodic benefit cost                   $ 27,933         $ 36,479         $ 13,184         $ 13,515
                                            ========         ========         ========         ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

     Management's Discussion and Analysis of the Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10K for the year ended December 31, 2005 should be read in conjunction with the comments below.

     Birmingham Utilities, a regulated public water service company, collects and distributes water for domestic, commercial and industrial uses and fire protection in the Naugatuck Valley towns of Ansonia, Derby and small parts of Seymour, Connecticut. The Company refers to this operation as its Ansonia Division. Water service is also provided for domestic and commercial use in 33 satellite water operations in 16 towns in eastern Connecticut, which form BUI's Eastern Division. This division, which was acquired in 2003, was the former Eastern Connecticut Regional Water Company, Inc.

     H2O Services, the Company's non-regulated subsidiary, offers a consumer protection program for residential service lines and provides water related services to other water utilities, municipalities, contractors and individuals throughout Connecticut. H2O Services operates from both the Ansonia and Eastern Divisions as well as from another location in Guilford, CT. Non-regulated operations from the Ansonia Division principally relate to construction activities including the installation of water mains, services and other water related infrastructure. Non-regulated operations at the Eastern Division principally relate to the operation of other water systems not owned by the Company through contract operations. Non-regulated operations from our Guilford, CT location relate to Rhodes Pump Service, a residential pump and filter services business.


CAPITAL RESOURCES AND LIQUIDITY

     Completion of Birmingham Utilities' Long Term Capital Improvement Program will be funded from the internal generation of funds, including rate relief, as well as BUI's ability to raise capital from external sources. For the three months ended March 31, 2006 and 2005, BUI's additions to utility plant, net of customer advances, were $633,823 and $722,349 respectively (See Statement of Cash Flows).

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

     Note Payable consists of a $7,000,000 1-year, unsecured line of credit, which was extended in April 2006 and will expire in July 2006. During the revolving period, Birmingham Utilities can choose between variable rate options of 30, 60, 90 or 180-day LIBOR plus 100 basis points or prime. BUI is required to pay only interest during the revolving period. The principal is payable in full at maturity. The line of credit requires the maintenance of certain financial ratios and net worth of $7,500,000. The Company is in compliance with all covenants as of March 31, 2006.

Results of Operations for the Three Months Ended March 31, 2006 and 2005
------------------------------------------------------------------------

Operating Revenues
------------------

     Operating revenues of $2,040,097 for the first three months of 2006 are $71,661 higher than the comparable 2005 period. Increased revenues of $23,195 from Birmingham Utilities Eastern Division regulated operations due to growth in customer base accounts for part of the increase. Although the Ansonia Division regulated operations received a pass through rate increase of 4.4% effective January 25, 2006, this was more than offset by decreased consumption.

     H2O Services had increased revenues of $29,548 due to new maintenance contracts obtained in Eastern Connecticut. In addition, H2O Services' Rhodes Pump business had increased revenues of $17,151 in 2006 over the same 2005 period due to increased demand for services.

Operating and Maintenance Expenses
----------------------------------

     Operating and maintenance expenses for the first three months of 2006 of $1,459,230 are 2% higher than comparable costs for the first three months of 2005. Increased purchased water costs and power costs in the regulated operations are offset by decreased maintenance expenses due to operating efficiencies achieved through capital improvements. Operating expenses for H2O Services increased due to additional maintenance contracts obtained in Eastern Connecticut as well as increased volume for the Rhodes Pump Service business in 2006 when compared with 2005.

Depreciation
------------

     Depreciation for the first three months of 2006 of $268,751 is $83,751 higher than the comparable 2005 period, due to substantial plant additions and improvements made over the last two years.

Taxes Other Than Income Taxes
-----------------------------

     Taxes other than income taxes for the three month period ended March 31, 2006 is $27,869 higher than the comparable 2005 period. An increase in payroll taxes in 2006 as a result of higher wages as well as increased municipal property taxes as a result of plant additions and improvements accounts for this increase.

Other Income
------------

     Other income for the first three months of 2006 of $26,468 is $7,952 lower than the comparable three month period in 2005. Decreased AFUDC due to smaller capital projects accounts for the difference.

Interest Expense
----------------

     Interest expense of $201,528 recorded in the first three months of 2006 is $47,193 higher than the comparable 2005 period. The increase in short term borrowings as well as higher interest rates account for the additional expense.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

     The Company has certain exposures to market risk related to changes in interest rates. There have been no material changes in market risk since the filing of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES
-------------------------------

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

     As of March 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2006.

     There have been no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect the Company internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS
----------------

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


                                        BIW Limited
                                        Registrant
Date: May 15, 2006

                                        By: /s/ John S. Tomac
                                        --------------------------
                                        John S. Tomac, President
                                        (Duly authorized officer, and chief
                                        financial officer)