Form 10-Q
period 2006-06-30
BIW LTD
filed 2006-08-14
CIK 1169237

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006
                         COMMISSION FILE NUMBER 1-31374




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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                      Outstanding at August 9, 2006
        ----------------------------          -----------------------------
         COMMON STOCK, NO PAR VALUE                     1,662,079

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
                                   -----------


                                                 THREE MONTHS ENDED             SIX MONTHS ENDED
                                                       JUNE 30,                      JUNE 30,
                                             ---------------------------   ---------------------------
                                                 2006           2005           2006           2005
                                             ------------   ------------   ------------   ------------
Operating revenue                            $  2,428,901   $  2,589,002   $  4,468,998   $  4,557,438
                                             ------------   ------------   ------------   ------------

Operating expenses:
  Operating expenses                            1,480,457      1,445,866      2,839,614      2,740,096
  Maintenance expenses                            123,908         80,263        223,981        222,282
  Depreciation                                    268,751        185,000        537,502        370,000
  Taxes other than income taxes                   147,439        170,530        343,741        338,963
  Taxes on income                                  72,904        171,875         52,631        177,762
                                             ------------   ------------   ------------   ------------
Total operating expenses                        2,093,459      2,053,534      3,997,469      3,849,103
                                             ------------   ------------   ------------   ------------

Operating income                                  335,442        535,468        471,529        708,335

Amortization of prior years' deferred
  income on land dispositions (net of
  income taxes)                                        --          1,240            242          2,481
Other income, net (including allowance
  for funds used during construction of
  $35,551 in 2006 and $30,481 in 2005)             34,241          4,522         60,709         38,942
                                             ------------   ------------   ------------   ------------

Income before interest expense                    369,683        541,230        532,480        749,758

Interest and amortization of debt discount        190,996        163,494        392,524        317,829
                                             ------------   ------------   ------------   ------------

Net income                                        178,687        377,736        139,956        431,929

Retained earnings, beginning                    8,419,541      8,983,468      8,740,825      9,211,403
Dividends                                         282,979        282,129        565,532        564,257
                                             ------------   ------------   ------------   ------------

Retained earnings, ending                    $  8,315,249   $  9,079,075   $  8,315,249   $  9,079,075
                                             ============   ============   ============   ============

Earnings per share - basic                   $        .11   $        .23   $        .08   $        .26
                                             ============   ============   ============   ============

Earnings per share - diluted                 $        .11   $        .23   $        .08   $        .26
                                             ============   ============   ============   ============

Dividends per share                          $        .17   $        .17   $        .34   $        .34
                                             ============   ============   ============   ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                                   BIW Limited
                                   -----------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                              (Unaudited)
                                                                JUNE 30,     DECEMBER  31,
                                                                 2006            2005
                                                             ------------    ------------
                                     ASSETS
                                     ------
Utility plant                                                $ 40,021,753    $ 38,736,311
Accumulated depreciation                                      (10,516,374)     (9,978,362)
                                                             ------------    ------------
Net utility plant                                              29,505,379      28,757,949
                                                             ------------    ------------
Other property, net                                               539,311         529,837
                                                             ------------    ------------

Current assets:
  Accounts receivable, net of allowance for doubtful
  accounts (2006, $225,700; 2005, 205,000)                      1,179,355       1,193,815
Accrued utility and other revenue                                 615,278         552,125
Materials and supplies                                            399,438         386,946
Prepayments and other current assets                              225,312          44,821
                                                             ------------    ------------
Total current assets                                            2,419,383       2,177,707
                                                             ------------    ------------
Deferred charges                                                  137,007         137,007
Unamortized debt expense                                          301,925         333,444
Regulatory asset - income taxes recoverable                       473,851         473,851
Other assets                                                      410,127         332,225
                                                             ------------    ------------
                                                                1,322,910       1,276,527
                                                             ------------    ------------
                                                               33,786,983    $ 32,742,020
                                                             ------------    ------------

                      SHAREHOLDERS' EQUITY AND LIABILITIES
                      ------------------------------------
Shareholders' equity:
  Common stock, no par value; authorized 5,000,000 shares:
    issued and outstanding (2006,1,664,579 shares; 2005,
    1,662,079 shares)                                        $  2,987,704    $  2,987,704
  Retained earnings                                             8,315,249       8,740,825
                                                             ------------    ------------
                                                               11,302,953      11,728,529
                                                             ------------    ------------
Long-term debt                                                  9,000,000       9,000,000
                                                             ------------    ------------
Current liabilities:
  Note payable                                                  6,005,000       4,755,000
  Accounts payable and accrued liabilities                        899,788         669,212
                                                             ------------    ------------
  Total current liabilities                                     6,904,788       5,424,212
                                                             ------------    ------------
Customers' advances for construction                              436,186         438,631
Contributions in aid of construction                            3,101,165       3,101,165
Regulatory liability - income taxes refundable                    119,340         119,340
Deferred income taxes                                           2,922,368       2,929,554
Deferred income on dispositions of land                               183             589
                                                             ------------    ------------
                                                                6,579,242       6,589,279
                                                             ------------    ------------
                                                             $ 33,786,983    $ 32,742,020
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

                                   BIW Limited
                                   -----------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (UNAUDITED)
                                   -----------

                                                               SIX MONTHS ENDED JUNE 30,
                                                             ----------------------------
                                                                 2006            2005
                                                             ------------    ------------
Cash flows from operating activities
     Net income                                              $    139,956    $    431,929
                                                             ------------    ------------
Adjustments to reconcile net income to net cash
provided by operating activities:
     Depreciation and amortization                                569,021         395,513
     Amortization of deferred income, net of tax                     (242)         (2,481)
     Deferred income taxes                                         (7,350)         (7,350)
     Increases and decreases in assets and liabilities:
        Accounts receivable and accrued utility revenue           (48,694)       (258,645)
        Materials and supplies                                    (12,492)        (71,796)
        Prepayments                                              (180,490)        (32,260)
        Accounts payable and accrued expenses                     230,576         608,337
                                                             ------------    ------------
Total adjustments                                                 550,329         631,318
                                                             ------------    ------------
Net cash flows provided by operating activities                   690,285       1,063,247
                                                             ------------    ------------
Cash flows from investing activities:
     Capital expenditures - utility plant                      (1,287,887)     (1,582,284)
     Capital expenditures - other property                        (22,974)        (47,680)
     Sales of utility plant                                        14,010          41,559
     Other assets and deferred charges                            (77,902)        (10,585)
                                                             ------------    ------------
Net cash flows used in investing activities                    (1,374,753)     (1,598,990)
                                                             ------------    ------------
Cash flows from financing activities:
     Dividends paid                                              (565,532)       (564,257)
                                                             ------------    ------------
     Advances on line of credit                                 1,250,000       1,100,000
                                                             ------------    ------------
Net cash flows provided by
     financing activities                                         684,468         535,743
                                                             ------------    ------------

Net change in cash & cash equivalents                                  --              --
Cash and cash equivalents, beginning                                   --              --
                                                             ------------    ------------
Cash and cash equivalents, ending                            $         --    $         --
                                                             ============    ============
Supplemental disclosure of cash flow information:
     Cash paid for
        Interest                                             $    360,903    $    292,517
        Income taxes                                                9,000          76,900

Supplemental disclosure of non-cash investing activities:
     Birmingham Utilities receives contributions of plant
     from builders and developers. These contributions of
     plant are reported in utility plant and in customers'
     advances for construction. The contributions are
     deducted from construction expenditures by BUI
        Gross plant, additions                               $  1,287,887    $  1,589,655
        Customers' advances for construction                           --          (7,371)
                                                             ------------    ------------
        Capital expenditures, net                            $  1,287,887    $  1,582,284
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

         On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" (SFAS 123R) utilizing the modified prospective transition method. SFAS 123R requires employee stock options to be valued at fair value on the date of grant and charged to expense over the applicable vesting period. Under the modified prospective method, compensation expense is recognized for all share based payments issued on or after January 1, 2006 and for all share payments issued to employees prior to January 1, 2006 that remain unvested. The adoption of SFAS 123R did not have a material impact on the Company's results of operations for the six months ended June 30, 2006.

         For further information, refer to the financial statements and accompanying footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

         Birmingham Utilities' business of selling water is to a certain extent seasonal because water consumption normally increases during the warmer summer months. Another factor affecting the comparability of various accounting periods includes the timing of rate increases. In addition, H2O Services' business activities will slow in the winter months. Accordingly, annualization of the results of operations for the six months ended June 30, 2006 and 2005 would not necessarily accurately forecast the annual results of each year.


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


NOTE 3 - RATE RELIEF REQUEST
----------------------------

         In May 2006, Birmingham Utilities filed an application with the DPUC seeking a water service rate increase for all its regulated operations. As part of the water service rate application, BUI requested that Eastern Division regulated operations be combined with Ansonia Division regulated operations for ratemaking purposes. BUI's Ansonia Division last received full rate relief in 2003 while its Eastern Division's last rate case was in 1997. As part of that application, Birmingham Utilities will be seeking to earn on approximately $10,000,000 in rate base additions since 2003, which includes the rate base of the Eastern Division acquired in 2003. In addition, BUI will be seeking to recover increases in operating costs as well as increases in depreciation expense and property taxes. BUI expects this rate application to be adjudicated sometime during the fourth quarter of 2006.

NOTE 4 - CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED
---------------------------------------------------------------------

         The following table summarizes the number of common shares used in the calculation of earnings per share.

                                        Six Months Ended       Three Months Ended
                                      ---------------------   ---------------------
                                       6/30/06     6/30/05     6/30/06     6/30/05
                                      ---------   ---------   ---------   ---------
Weighted average shares outstanding
 for earnings per share, basic        1,662,797   1,658,915   1,663,508   1,659,579

Incremental shares from assumed
 conversion of stock options             13,569      17,786      12,623      16,848
                                      ---------   ---------   ---------   ---------
Weighted average shares outstanding
 for earnings per share, diluted      1,676,366   1,676,701   1,676,131   1,676,427
                                      =========   =========   =========   =========


NOTE 5 - PENSION AND OTHER POSTRETIREMENT BENEFITS
--------------------------------------------------

Net periodic pension and other postretirement benefit costs include the following components:

                                                 Pension Benefits            Postretirement Benefits
                                                For the six months             For the three months
                                                  ended June 30,                  ended June 30,
                                           ----------------------------    ----------------------------
                                               2006            2005            2006            2005
                                           ------------    ------------    ------------    ------------
Components of net periodic benefit cost:
   Service cost                            $     34,664    $     49,108    $     14,558    $     14,508
   Interest cost                                 59,474          54,902          22,246          20,914
   Expected return on plan assets               (45,700)        (39,854)        (23,028)        (21,002)
Amortization of unrecognized
   transition obligation                          2,936           2,936          12,690          12,690
Amortization of unrecognized
   prior service cost                             2,586           2,586              --              --
Recognized net actuarial loss (gain)              1,906           3,280             (98)            (80)
                                           ------------    ------------    ------------    ------------
Net periodic benefit cost                  $     55,866    $     72,958    $     26,368    $     27,030
                                           ============    ============    ============    ============


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

         Management's Discussion and Analysis of the Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 should be read in conjunction with the comments below.

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

CAPITAL RESOURCES AND LIQUIDITY

         Completion of Birmingham Utilities' Long Term Capital Improvement Program will be funded from the internal generation of funds, including rate relief, as well as the Company's ability to raise capital from external sources. For the six months ended June 30, 2006 and 2005, BUI's additions to utility plant, net of customer advances, were $1,287,887 and $1,582,284 respectively (See Statement of Cash Flows).

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

         Note Payable consists of a $7,000,000 1-year, unsecured line of credit, which was extended in April 2006 and will expire in August 2006, at which time it is expected to be renewed until August, 2007. During the revolving period, Birmingham Utilities can choose between variable rate options of 30, 60, 90 or 180-day LIBOR plus 100 basis points or prime. BUI is required to pay only interest during the revolving period. The principal is payable in full at maturity. The line of credit requires the maintenance of certain financial ratios and net worth of $7,500,000. BUI is in compliance with all covenants as of June 30, 2006.

Results of Operations for the six months ended and three months ended
---------------------------------------------------------------------
June 30, 2006 and 2005
----------------------

Net Income
----------

         Net income for the six months ended June 30, 2006 was $139,956 compared with $431,929 for the same 2005 period. A trend of decreased consumption throughout the water industry due to conservation efforts along with increased interest expense, depreciation expense, purchased water and energy costs accounts for the decrease. Net income for the three months ended June 30, 2006 was $178,687 compared with $377,736 for the comparable 2005 period for the same reasons as noted for the six month period discussed above.

Operating Revenues
------------------

         Operating revenues for the first six months of 2006 of $4,468,998 were 2% or $88,440 below the comparable 2005 period. Although the Ansonia regulated division received a pass through rate increase of 4.4% effective January 25, 2006, this was more than offset by decreased water consumption, resulting in lower revenues of $91,010. The Eastern Division had increased water revenues of $39,318 due to growth in customer base.

         H2O Services had decreased revenues of $36,748 due in part to a decline in Rhodes Pump Service revenues of $19,088 due to less demand for services. The balance of the decline in H2O Services is attributable to less contract work in the Naugatuck Valley.

         Operating revenues for the three months ended June 30, 2006 were $160,101 or 6% below the comparable 2005 period. Decreased consumption in the Ansonia regulated division resulted in lower revenues of $92,557. The Eastern Division showed a small increase in consumption of $16,123 due to a growing customer base.

         H2O Services had lower revenues of $83,667 for the three month period ended June 30, 2006 as compared with the same period in 2005. Less contract work done in the Eastern Division accounts for $41,747 of the decline. Lower revenues for Rhodes Pump Service of $36,459 due to less demand for services along with a small decline of $5,461 for contract work done in the Naugatuck Valley accounts for the balance.

Operating and Maintenance Expenses
----------------------------------

         Operating and Maintenance expenses for the first six months of 2006 of $3,063,595 are $101,217 or 3% higher than operating and maintenance expenses of $2,962,378 recorded in the first six months of 2005. Increased energy costs for electric power as well as higher gasoline charges in the amount of $58,492 along with higher purchased water costs of $40,000 are the reason for the increase. The operating and maintenance expenses for the three month period ended June 30, 2006 are higher than the comparable 2005 period for the same reasons noted above.

Depreciation
------------

         Depreciation expense of $537,502 for the first six months of 2006 are $167,502 higher than the comparable 2005 period, due to substantial plant additions and improvements made over the last two years. Depreciation expense for the three month period ended June 30, 2006 were $83,751 higher than the comparable 2005 period for the same reason as noted above.

Taxes Other Than Income Taxes
-----------------------------

         Taxes other than income taxes for the six month period ended June 30, 2006 were $4,778 higher than the comparable 2005 period. Additional payroll taxes as a result of higher wages in 2006 account for this increase. Taxes other than income taxes for the three month period ended June 30, 2006 were $23,091 lower than the comparable 2005 period. Increased payroll taxes are more than offset by a large decrease in property taxes for the City of Derby due to 2005 revaluations, which resulted in the mill rate dropping from 37.7 to 24.3.

Other Income
------------

         Other income for the first six months of 2006 was $21,767 higher than the comparable period in 2005. Increased AFUDC in the Ansonia Division relating to long term capital projects along with higher income from the Derby contract operations accounts for the increase. Other income for the three month period ended June 30, 2006 was $29,719 higher than the second quarter of 2005. Increased AFUDC for the Ansonia Division as well as higher income for the Derby operations again is the reason for the increase.

Interest Expense
----------------

         Interest expense of $392,524 recorded in the six month period ended June 30, 2006 is $74,695 higher than the comparable 2005 period. Increased borrowing on the line of credit as well as higher variable interest rates on the line of credit accounts for the difference. Interest expense for the three month period ended June 30, 2005 is $27,502 higher than same period in 2005 also due to increased borrowings and higher interest rates as noted above.


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

         The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2006. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2006.

         There have been no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect the internal control over financial reporting.

                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         During the quarter ended June 30, 2006, the only matters submitted to a vote of the holders of the Company's common stock, its only class of voting stock, were submitted at the Company's Annual Meeting of Shareholders held on May 10, 2006, as set forth below. There were no broker non-votes on the listed matters.

(a)      Total Outstanding Shares:  1,662,079
         Total Shares Voted:        1,496,259
         Total Percentage Voted:       90.02%

DIRECTORS INFO

         DIRECTOR                   FOR                WITHHELD          % FOR
      Mary Jane Burt           1,473,594.41           22,664.19          88.66
      James E. Cohen           1,471,462.25           24,796.35          88.53
     Betsy Henley-Cohn         1,462,077.94           34,180.66          87.97
     Juri Henley-Cohn          1,354,450.02          141,808.58          81.49
      Alvaro DaSilva           1,471,735.25           24,523.35          88.55
      Themis Klarides          1,457,292.88           38,965.72          87.68
    B. Lance Sauerteig         1,473,724.40           22,534.20          88.67
     Kenneth Schaible          1,473,531.74           22,726.86          88.66
       John S. Tomac           1,357,849.33          138,409.27          81.70

Dworken, Hillman, LaMorte & Sterczala, P.C. were approved as independent accountants and auditors for the Company for 2006. Total votes cast in favor were 1,446,286.78 representing 87% of all outstanding shares.


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


                                                    BIW Limited
                                                    ------------------------
                                                    Registrant

Date:    August 14, 2006

                                                    By:  /s/ John S. Tomac
                                                    ------------------------
                                                    John S. Tomac, President
                                                    (Duly authorized officer,
                                                    and chief financial officer)