Form 10-Q
period 2006-09-30
BIW LTD
filed 2006-11-14
CIK 1169237

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

                For the Quarterly Period Ended September 30, 2006
                         Commission File Number 1-31374




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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                      Outstanding at November 7, 2006
      ----------------------------          -------------------------------
       Common Stock, No Par Value                     1,674,579

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
                                   -----------

                                                Three Months Ended        Nine Months Ended
                                                   September 30,             September 30,
                                             -----------------------   -----------------------
                                                2006         2005         2006         2005
                                             ----------   ----------   ----------   ----------
Operating revenue                            $2,378,367   $2,343,862   $6,847,365   $6,901,300
                                             ----------   ----------   ----------   ----------

Operating expenses:
  Operating expenses                          1,434,658    1,394,855    4,274,272    4,134,951
  Maintenance expenses                           87,354      113,999      311,335      336,281
  Depreciation                                  268,751      185,000      806,253      555,000
  Taxes other than income taxes                 163,630      184,420      507,371      523,383
  Taxes on income                                63,005       63,873      115,636      241,635
                                             ----------   ----------   ----------   ----------
Total operating expenses                      2,017,398    1,942,147    6,014,867    5,791,250
                                             ----------   ----------   ----------   ----------

Operating income                                360,969      401,715      832,498    1,110,050

Amortization of prior years'
  deferred income on land dispositions
  (net of income taxes)                            --          2,703          242        5,184

Other income, net (including allowance
  for funds used during construction of
  $68,806 in 2006 and $63,913 in 2005)           58,878       58,501      119,587       97,443
                                             ----------   ----------   ----------   ----------

Income before interest expense                  419,847      462,919      952,327    1,212,677

Interest and amortization of debt discount      264,260      158,915      656,784      476,744
                                             ----------   ----------   ----------   ----------

Net income                                   $  155,587   $  304,004   $  295,543   $  735,933

Retained earnings, beginning                  8,315,249    9,079,075    8,740,825    9,211,403
Dividends                                       284,678      282,553      850,210      846,810
                                             ----------   ----------   ----------   ----------

Retained earnings, ending                    $8,186,158   $9,100,526   $8,186,158   $9,100,526
                                             ==========   ==========   ==========   ==========

Earnings per share - basic                   $     0.09   $     0.18   $     0.18   $     0.44
                                             ==========   ==========   ==========   ==========
Earnings per share - diluted                 $     0.09   $     0.18   $     0.18   $     0.44
                                             ==========   ==========   ==========   ==========
Dividends per share                          $     0.17   $     0.17   $     0.51   $     0.51
                                             ==========   ==========   ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                   BIW Limited
                                   -----------
                           CONSOLIDATED BALANCE SHEETS

                                                                                     (Unaudited)
                                                                                     September 30,     December 31,
-------------------------------------------------------------------------------------------------------------------
                                                                                         2006              2005
-------------------------------------------------------------------------------------------------------------------
                                               Assets
                                               ------
Utility plant                                                                        $ 41,349,588      $ 38,736,311
Accumulated depreciation                                                              (10,780,725)       (9,978,362)
-------------------------------------------------------------------------------------------------------------------
Net utility plant                                                                      30,568,863        28,757,949
-------------------------------------------------------------------------------------------------------------------
Other property, net                                                                       535,020           529,837
-------------------------------------------------------------------------------------------------------------------
Current assets:
  Accounts receivable, net of allowance for doubtful
      accounts (2006, $225,700; 2005, 205,000)                                          1,090,732         1,193,815
 Accrued utility and other revenue                                                        614,788           552,125
 Materials and supplies                                                                   438,984           386,946
 Prepayments and other current assets                                                     129,749            44,821
-------------------------------------------------------------------------------------------------------------------
Total current assets                                                                    2,274,253         2,177,707
-------------------------------------------------------------------------------------------------------------------
Deferred charges                                                                          137,007           137,007
Unamortized debt expense                                                                  286,493           333,444
Regulatory asset - income taxes recoverable                                               473,851           473,851
Other assets                                                                              537,554           332,225
-------------------------------------------------------------------------------------------------------------------
                                                                                        1,434,905         1,276,527
-------------------------------------------------------------------------------------------------------------------
                                                                                       34,813,041      $ 32,742,020
-------------------------------------------------------------------------------------------------------------------
                                Shareholders' Equity and Liabilities
                                ------------------------------------
Shareholders' equity:
  Common stock, no par value; authorized 5,000,000 shares:
     issued and outstanding (2006,1,664,579 shares; 2005,
     1,662,079 shares)                                                               $  3,125,329      $  2,987,704
   Retained earnings                                                                    8,186,158         8,740,825
-------------------------------------------------------------------------------------------------------------------
                                                                                       11,311,487        11,728,529
-------------------------------------------------------------------------------------------------------------------
 Long-term debt                                                                         9,000,000         9,000,000
-------------------------------------------------------------------------------------------------------------------
 Current liabilities:
   Note payable                                                                         6,405,000         4,755,000
   Accounts payable and accrued liabilities                                             1,355,845           669,212
-------------------------------------------------------------------------------------------------------------------
   Total current liabilities                                                            7,760,845         5,424,212
-------------------------------------------------------------------------------------------------------------------
Customers' advances for construction                                                      601,328           438,631
Contributions in aid of construction                                                    3,101,165         3,101,165
Regulatory liability - income taxes refundable                                            119,340           119,340
Deferred income taxes                                                                   2,918,693         2,929,554
Deferred income on dispositions of land                                                       183               589

-------------------------------------------------------------------------------------------------------------------
                                                                                        6,740,709         6,589,279
-------------------------------------------------------------------------------------------------------------------
                                                                                     $ 34,813,041      $ 32,742,020

-------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                                   BIW Limited
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (UNAUDITED)

                                                                                     Nine Months Ended September 30,
                                                                                     ------------------------------
Cash flows from operating activities:                                                    2006              2005
                                                                                     ------------      ------------
      Net income                                                                     $    295,543      $    735,933
                                                                                     ------------      ------------
Adjustments to reconcile net income to
      net cash provided by operating activities:
Depreciation and amortization                                                             806,253           589,874
Amortization of deferred income, net of tax                                                  (242)           (5,184)
Deferred income taxes                                                                     (11,025)          (11,025)
      Increases and decreases in assets and liabilities:
Accounts receivable and accrued utility revenue                                            40,419          (145,226)
Materials and supplies                                                                    (52,038)          (14,581)
Prepayments                                                                               (84,927)           43,382
Accounts payable and accrued expenses                                                     686,633           238,201
                                                                                     ------------      ------------

Total adjustments                                                                       1,385,073           695,441
                                                                                     ------------      ------------
Net cash flows provided by operating activities                                         1,680,616         1,431,374
                                                                                     ------------      ------------

Cash flows from investing activities:
Capital expenditures - utility plant                                                   (2,450,580)       (2,451,108)
Capital expenditures - other property                                                     (23,683)         (125,904)
Sales of utility plant                                                                     14,610            42,118
Other assets and deferred charges, net                                                   (158,378)          (14,045)
                                                                                     ------------      ------------

Net cash flows used in investing activities                                            (2,618,031)       (2,548,939)
                                                                                     ------------      ------------

Cash flows from financing activities:
      Dividends paid                                                                     (850,210)         (846,810)
      Exercise of stock options                                                           137,625            14,375
      Advances on line of credit                                                        1,650,000         1,950,000
                                                                                     ------------      ------------

Net cash flows provided by financing activities                                           937,415         1,117,565
                                                                                     ------------      ------------

Net change in cash & cash equivalents                                                        --                --
Cash & cash equivalents, beginning                                                           --                --
Cash & cash equivalents, ending                                                      $          0      $          0
                                                                                     ============      ============
Supplemental disclosure of cash flow formation:
      Cash paid for
         Interest                                                                    $    726,708      $    324,179
         Income taxes                                                                      12,781            88,020
Supplemental disclosure of non-cash investing activities:
      Birmingham Utilities receives contributions of plant from builders and developers. These contributions of plant are reported in utility plant and in customers' advances for construction. The contributions are deducted from construction expenditures by BUI
                  Gross plant, additions                                             $  2,613,277      $  2,574,820
                  Customers' advances for construction                                   (162,697)         (123,712)
                                                                                     ------------      ------------
                  Capital expenditures, net                                          $  2,450,580      $  2,451,108
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

     On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" (SFAS 123R) utilizing the modified prospective transition method. SFAS 123R requires employee stock options to be valued at fair value on the date of grant and charged to expense over the applicable vesting period. Under the modified prospective method, compensation expense is recognized for all share based payments issued on or after January 1, 2006 and for all share payments issued to employees prior to January 1, 2006 that remain unvested. The adoption of SFAS 123R did not have a material impact on the Company's results of operations for the nine months ended September 30, 2006.

     For further information, refer to the financial statements and accompanying footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

     Birmingham Utilities' business of selling water is to a certain extent seasonal because water consumption normally increases during the warmer summer months. Another factor affecting the comparability of various accounting periods includes the timing of rate increases. In addition, H2O Services' business activities will slow in the winter months. Accordingly, annualization of the results of operations for the nine months ended September 30, 2006 and 2005 would not necessarily accurately forecast the annual results of each year.

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

NOTE 3 - RATE RELIEF REQUEST
----------------------------

In May 2006, Birmingham Utilities filed an application with the DPUC seeking a water service rate increase of $1,793,000 and an allowed return on equity of 11.5% for all its regulated operations. That request was reduced to $1,782,000 as a result of the hearing process. As part of the water service rate application, BUI requested that Eastern Division regulated operations be combined with Ansonia Division regulated operations for ratemaking purposes. BUI's Ansonia Division last received full rate relief in 2003 while its Eastern Division's last rate case was in 1997. As part of that application, Birmingham Utilities will be seeking to earn on approximately $10,000,000 in rate base additions since 2003, which includes the rate base of the Eastern Division acquired in 2003. In addition, BUI will be seeking to recover increases in operating costs as well as increases in depreciation expense and property taxes. On November 9, 2006 the Company received a draft decision granting an increase of $1,063,000 in revenues and an allowed return on equity of 10.2%. The company will file written exceptions to the draft decision on November 17, 2006. A final decision is expected on or around November 28, 2006.

NOTE 4 - CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING- DILUTED
--------------------------------------------------------------------

            The following table summarizes the number of common shares used in the calculation of earnings per share.

                                            Nine Months Ended            Three Months Ended
                                         9/30/06        9/30/05        9/30/06        9/30/05
                                        ----------     ----------     ----------     ----------
Weighted average shares outstanding
 for earnings per share, basic           1,666,163      1,659,844      1,672,786      1,661,671

Incremental shares from assumed
 conversion of stock options                11,579         17,138          7,663         15,863
                                        ----------     ----------     ----------     ----------

Weighted average shares outstanding
 for earnings per share, diluted         1,677,742      1,676,982      1,680,449      1,677,534
                                        ==========     ==========     ==========     ==========

NOTE 5 - PENSION AND OTHER POSTRETIREMENT BENEFITS
--------------------------------------------------

Net periodic pension and other postretirement benefit costs include the following components:

                                              Pension Benefits            Postretirement Benefits
                                             For the nine months             For the nine months
                                             ended September 30,             ended September 30,
                                            2006            2005            2006            2005
                                         ----------      ----------      ----------      ----------
Components of Net Periodic
Benefit Cost:
  Service cost                           $   51,996      $   73,661      $   21,837      $   21,762
  Interest cost                              89,211          82,354          33,369          31,372
  Expected return on plan assets            (68,550)        (59,780)        (34,542)        (31,502)
Amortization of unrecognized
  transition obligation                       4,404           4,404          19,035          19,034
Amortization of unrecognized
 prior service cost                           3,879           3,878            --              --
Recognized net actuarial loss (gain)          2,859           4,919            (147)           (121)
                                         ----------      ----------      ----------      ----------
Net periodic benefit cost                $   83,799      $  109,436      $   39,552      $   40,545
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

CAPITAL RESOURCES AND LIQUIDITY

     Completion of Birmingham Utilities' Long Term Capital Improvement Program will be funded from the internal generation of funds, including rate relief, as well as the Company's ability to raise capital from external sources. For the nine months ended September 30, 2006 and 2005, BUI's additions to utility plant, net of customer advances, were $2,450,580 and $2,451,108 respectively (See Statement of Cash Flows).

     In May 2006, Birmingham Utilities filed an application with the DPUC seeking a water service rate increase of $1,793,000 and an allowed return on equity of 11.5% for all its regulated operations. That request was reduced to $1,782,000 as a result of the hearing process. As part of the water service rate application, BUI requested that Eastern Division regulated operations be combined with Ansonia Division regulated operations for ratemaking purposes. BUI's Ansonia Division last received full rate relief in 2003 while its Eastern Division's last rate case was in 1997. As part of that application, Birmingham Utilities will be seeking to earn on approximately $10,000,000 in rate base additions since 2003, which includes the rate base of the Eastern Division acquired in 2003. In addition, BUI will be seeking to recover increases in operating costs as well as increases in depreciation expense and property taxes. On November 9, 2006 the Company received a draft decision granting an increase of $1,063,000 in revenues and an allowed return on equity of 10.2%. The company will file written exceptions to the draft decision on November 17, 2006. A final decision is expected on or around November 28, 2006.

     Birmingham Utilities has outstanding a series of first mortgage bonds in the amount of $9,000,000 due in April 2011, issued under its Mortgage Indenture. The bonds carry an interest rate of 5.21%. The terms of the indenture provide, among other things, limitations on (a) payment of cash dividends; and (b) incurrence of additional bonded indebtedness. Interest is payable semi-annually on the 15th day of April and October.

     Note Payable consists of a $7,000,000 1-year, unsecured line of credit, which was renewed in August 2006, increased to $9,000,000 in October 2006, and will expire in September 2007. During the revolving period, Birmingham Utilities can choose between variable rate options of 30, 60, 90 or 180-day LIBOR plus 100 basis points or prime. BUI is required to pay only interest during the revolving period. The principal is payable in full at maturity. The line of credit requires the maintenance of certain financial ratios and net worth of $7,500,000. BUI was in compliance with all covenants as of September 30, 2006.

Results of Operations for the nine months and three months ended
----------------------------------------------------------------
September 30, 2006 and 2005
---------------------------

Net Income
----------

     Net income for the nine months ended September 30, 2006 was $295,543 compared with $735,933 for the same 2005 period. A trend of decreased consumption throughout the water industry due to conservation efforts along with increased interest expense, depreciation expense, purchased water and energy costs accounts for the decrease. Net income for the three months ended September 30, 2006 was $155,587 compared with $304,004 for the comparable 2005 period for the same reasons noted above.

Operating Revenues
------------------

     Operating revenues for the first nine months of 2006 of $6,847,365 are $53,935 below the comparable 2005 period. Although the Ansonia Division received a pass through rate increase of 4.4% effective January 25, 2006, this was more than offset by decreased water consumption, resulting in lower revenues of $8,591. The Eastern Division had increased water revenues of $32,540, due to growth in customer base.

     H2O Services had decreased revenues of $77,884 due in part to a decline in Rhodes Pump Service revenues of $52,935 due to less demand for services. The balance of the decline in H2O Services is attributable to less contract work in the Naugatuck Valley of $11,630 and a decline in Eastern Connecticut of $13,318.

     Operating revenues for the three months ended September 30, 2006 were $34,505 or 1% above the comparable 2005 period. The increase was in the Ansonia Division where revenues for the quarter were helped by the 4.4% rate increase effective January 25, 2006 resulting in higher revenues of $82,419.

     H2O Services had lower revenues of $41,136 for the three month period ended September 30, 2006 as compared with the same period in 2005. Lower revenues for

Rhodes Pump Service of $33,847 due to less demand for services accounts for most of the decline.

Operating and Maintenance Expenses
----------------------------------

     Operating and Maintenance expenses for the first nine months of 2006 of $4,585,607 are $114,375 or 2.5% higher than operating and maintenance expenses of $4,471,232 recorded in the first nine months of 2005. Increased energy costs for electric power as well as higher gasoline charges and higher purchased water costs in the amount of $240,000 were offset by lower maintenance costs of $25,000 and lower operating costs associated with H2O Services of approximately $100,000. The operating and maintenance expenses for the three month period ended September 30, 2006 are higher than the comparable 2005 period for the same reasons.

Depreciation
------------

     Depreciation expense of $806,253 for the first nine months of 2006 is $251,253 higher than the comparable 2005 period, due to substantial plant additions and improvements made over the last two years. Depreciation expense for the three month period ended September 30, 2006 was $83,751 higher than the comparable 2005 period for the same reason as noted above.

Taxes Other Than Income Taxes
-----------------------------

     Taxes other than income taxes for the nine month period ended September 30, 2005 were $16,012 lower than the comparable 2005 period. Increased payroll taxes were offset by decreased property taxes as a result of lower property tax rates due to re-evaluations. Adjustments to property tax accruals were made in the third quarter of 2006 when the first installment invoices reflecting the revised assessments and mil rate changes were received. Taxes other than income taxes for the three month period ended September 30, 2006 were $20,790 lower than the comparable 2005 period. Increased payroll taxes offset by decreased property tax rates in some communities accounts for the variance.

Other Income
------------

     Other income for the first nine months of 2006 was $22,144 higher than the comparable period in 2005. Increased AFUDC relating to long term capital projects in the Ansonia Division along with higher income from the Derby contract operations and higher jobbing revenues account for the increase.

Interest Expense
----------------

     Interest expense of $656,784 recorded in the nine month period ended September 30, 2006 was $180,040 higher than the comparable 2005 period. Increased borrowings on the line of credit as well as higher interest rates on the line of credit account for the difference. The interest expense for the three month period ended September 30, 2006 was $105,345 higher than the same period in 2005 also due to increased borrowings and higher interest rates as noted above.

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

     The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2006. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2006.

     There have been no changes in the Company's internal controls that have materially affected, or are reasonably likely to materially affect the internal controls over financial reporting during the quarter ended September 30, 2006.

                           PART II. OTHER INFORMATION

ITEM 5 - OTHER INFORMATION
--------------------------

     On August 28, 2006, Birmingham Utilities renewed its unsecured line of credit with Citizens Bank, which consisted of a $7,000,000 1-year, unsecured line of credit. During the revolving period, Birmingham Utilities can choose between variable rate options of 30, 60, 90 or 180-day LIBOR plus 100 basis points or prime. Birmingham Utilities is required to pay only interest during the revolving period. The principal is payable in full at maturity. The line of credit requires the maintenance of certain financial ratios and net worth of $7,500,000.

     On October 30, 2006, the unsecured line of credit was amended to increase the amount which can be borrowed thereunder to $9,000,000. The line of credit, as amended, will expire in September 2007.

ITEM 6 - EXHIBITS

        10.1   Third Modification and Reaffirmation Agreement

        10.2   Fourth Modification and Reaffirmation Agreement

        10.3   Commercial Revolving Promissory Note

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

                                       BIW Limited
                                       -----------
                                       Registrant
Date:     November 14, 2006

                                       By:  /s/ John S. Tomac
                                       ----------------------------------------
                                       John S. Tomac, President
                                       (Duly authorized officer, and chief
                                       financial officer)