Form 10-K
period 2006-12-31
BIW LTD
filed 2007-03-30
CIK 1169237

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

                   For the fiscal year ended December 31, 2006

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

     Title of each class               Name of each exchange on which Registered
  Common Stock (no par value)                The American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No[X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes[] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large Accelerated Filer [ ] Accelerated Filer [ ] Non-Accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No [X]

Aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sale price of such stock as of June 30, 2006:
$23,779,110.

As of March 16, 2007, the Registrant had 1,674,579 shares of common stock, no par value, outstanding.

                       Documents Incorporated by Reference
Portions of the Annual Report to stockholders for the fiscal year ended December 31, 2006 are incorporated by reference into Part II of this report. Portions of the Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.
================================================================================

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

Item 1. Business

BIW Limited ("BIW" or the "Company") is the parent company of Birmingham Utilities, Inc. ("BUI" or "Birmingham Utilities") a specially chartered Connecticut public service corporation in the business of collecting and distributing water for domestic, commercial and industrial uses and fire protection in Ansonia and Derby, Connecticut, and in small parts of the contiguous Town of Seymour, which is referred to as the Ansonia division. Water service is also provided for domestic and commercial use in 33 satellite water operations in 16 towns in eastern Connecticut, which form BUI's Eastern Division. This division, which was acquired in 2003, was the former Eastern Connecticut Regional Water Company, Inc. In November of 2006, as part of the Connecticut Department of Public Utility Control's rate order, both the Ansonia and Eastern division were combined for regulatory purposes. Birmingham H2O Services Inc. ("BHS" or "Birmingham H2O Services"), the Company's non-regulated subsidiary, offers a consumer protection program for residential service lines and provides water related services to other water utilities, municipalities, contractors and individuals throughout Connecticut. Under its charter, Birmingham Utilities enjoys a monopoly franchise in the distribution of water in the area which it serves. In conjunction with its right to sell water, Birmingham Utilities has the power of eminent domain and the right to erect and maintain certain facilities on and in public highways and grounds, all subject to such consents and approvals of public bodies and others as may be required by law.

The current sources of Birmingham Utilities' water are wells located in Derby and Seymour and interconnections with the South Central Connecticut Regional Water Authority's (the "Regional Water Authority") system (a) at the border of Orange and Derby (the "Grassy Hill Interconnection") and (b) near the border of Seymour and Ansonia (the "Woodbridge Interconnection"), and 75 wells located in 16 towns in eastern Connecticut that service 33 satellite water systems. Birmingham Utilities maintains its interconnected Beaver Lake Reservoir System, a 2.2 million gallon per day (MGD) surface supply, in case of emergency needs, located in Seymour and Woodbridge, CT.

Birmingham Utilities' main system operating in Ansonia, Derby, and Seymour has a safe daily yield (including only those supplies that comply with the Federal Safe Drinking Water Act (SDWA) on a consistent basis) of approximately 8.0 MGD, while the average daily demand and the maximum daily demand on the system during 2006 were approximately 3.07 MGD and 3.97 MGD, respectively. The distribution system with the exception of the well supplies, is mainly through gravity, but there are seven distinct areas at higher elevations where pumping, pressure tanks and standpipes are utilized. These higher areas include approximately 25% of BUI's customers.

During 2006, approximately 1.12 billion gallons of water from all sources were delivered to Birmingham Utilities' customers. Birmingham Utilities has approximately 11,705 customers of whom approximately 97% are residential and commercial. No single customer accounted for as much as 10% of total billings in 2006. The business of Birmingham Utilities is to some extent seasonal, since greater quantities of water are delivered to customers in the hot summer months.

The Company had, as of March 9, 2007, 40 full-time employees and 1 part-time employee. The Company's employees are not affiliated with any union organization.

Birmingham Utilities is subject to the jurisdiction of the Connecticut Department of Public Utility Control ("DPUC") as to accounting, financing, ratemaking, disposal of property, the issuance of long-term securities and other matters affecting its operations. The Connecticut Department of Public Health (the "Health Department" or "DPH") has regulatory powers over Birmingham Utilities under state law with respect to water quality, sources of supply, and the use of watershed land. The Connecticut Department of Environmental Protection ("DEP") is authorized to regulate BUI's operations with regard to water pollution abatement, diversion of water from streams and rivers, safety of dams and the location, construction and alteration of certain water facilities. Birmingham Utilities' activities are also subject to regulation with regard to environmental and other operational matters by federal, state and local authorities, including, without limitation, zoning authorities. Birmingham Utilities is subject to regulation of its water quality under the SDWA. The United States Environmental Protection Agency has granted to the Health Department the primary enforcement responsibility in Connecticut under the SDWA. The Health Department has established regulations containing maximum limits on contaminants, which have or may have an adverse effect on health.

The Company operates in two business segments - regulated water operations (Birmingham Utilities) and unregulated service operations (H2O Services). Applicable segment information appears in Note 20 of the Notes to Consolidated Financial Statements incorporated by reference in Item 8 of this Report.

              Executive Officers of the Registrant

Name, Age and Position        Business Experience Past 5 Years

Betsy Henley-Cohn, 54
Chairwoman of the Board       Chairwoman of the Board of Directors and
and Chief Executive Officer   Chief Executive Officer of the Company since
                              May 1992; Chairperson/Treasurer, Joseph Cohn &
                              Sons, Inc. since 1979; Director, UIL Holdings
                              Corporation, since 1990; Director, Aristotle Corp.
                              (1995-2002); Director, Citizens Bank of
                              Connecticut (1997-1999).

John S. Tomac, 53
President and Treasurer       President of the Company since October 1, 1998;
                              Vice President of the Company December 1,
                              1997-September 30, 1998; Treasurer of the Company since December 1997; Assistant Controller, BHC
                              Company 1991-1997.

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

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

     The Company's properties consist chiefly of land, wells, reservoirs, and pipelines. Birmingham Utilities operations in Ansonia, Derby and Seymour have 5 production wells with an aggregate effective capacity of approximately 3.0 MGD. Birmingham Utilities' existing interconnections with the Regional Water Authority can provide 5.0 MGD. Birmingham Utilities' entire system has a safe daily yield (including only those supplies that comply with the SDWA on a consistent basis) of approximately 8.0 MGD, while the average daily demand and the maximum daily demand on the system during 2006 were approximately 3.07 MGD and 3.97 MGD, respectively. The distribution system, with the exception of the well supplies, is mainly through gravity, but there are seven distinct areas at higher elevations where pumping, pressure tanks and standpipes are utilized. These higher areas include approximately 25% of Birmingham Utilities' customers.

     Birmingham Utilities has two emergency stand-by reservoirs (Peat Swamp and Middle) with a storage capacity of 457 million gallons and a safe daily yield of approximately 2.1 MGD. Because the water produced by those reservoirs does not consistently meet the quality standards of the SDWA, none of those reservoirs is actively being used by Birmingham Utilities to supply water to the system.

            Birmingham Utilities' Eastern Division consists of 33 satellite water systems in 16 towns in eastern Connecticut serving 2,280 connections. These systems serve residential subdivisions, elderly housing complexes, and condominium complexes. Typical system configuration includes two or more wells, chemical addition, atmospheric storage, booster pumps, and hydropneumatic storage. Several of these systems also include filtration for iron and manganese removal. Two systems have radon removal treatment. Three of the systems are seasonal, only operating during the months of April through October.

     Birmingham Utilities' dams are subject to inspection by and the approval of the DEP. All of Birmingham Utilities' dams are in compliance with improvements previously ordered by the U.S. Army Corps of Engineers.

     Birmingham Utilities owns an office building at 230 Beaver Street, Ansonia, CT that contains 4,200 square feet of office and storage space. In addition, Birmingham Utilities owns two buildings devoted to equipment storage. Birmingham Utilities owns office space in a wood frame, residential building owned by Birmingham Utilities at 228 Beaver Street, Ansonia, CT. Birmingham Utilities also owns two residential houses at 189 Maple Street and 59 Rimmon Road, Seymour, CT. Birmingham Utilities also rents office and warehouse space in Glastonbury, CT and Birmingham H2O Services owns two buildings in Guilford, CT at 2935 and 2940 Boston Post Road.

     Birmingham Utilities' approximately 1,400 acres of land were acquired over the years principally in watershed areas to protect the quality and purity of the Company's water at a time when land use was not regulated and standards for water quality in streams were non-existent.

     Under Connecticut law a water company cannot abandon a source of supply or dispose of any land holdings associated with a source of supply until it has a "water supply plan" approved by the Health Department. The Health Department approved Birmingham Utilities' first Water Supply Plan in 1988 and updated Water Supply Plan in 1993, 1998 and in 2003. Pursuant to abandonment permits issued by the Health Department in 1988, Birmingham Utilities abandoned its Upper and Lower Sentinel Hill Reservoirs, Steep Hill (Bungay) Reservoir, and Fountain Lake Reservoir, and the land associated with them then became available for sale. In 1994, the abandonment of Great Hill Reservoir was approved by the Health Department and in 1999 the abandonment of the Quillinan Reservoir was also approved by the Health Department.

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

Item 3. Legal Proceedings

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     The inside back cover of the Company's Annual Report to shareholders for the year ended December 31, 2006, (Market Information), is incorporated herein by reference, pursuant to Rule 12b-23 of the Securities and Exchange Act of 1934 (the "Act") and to Instruction G(2) to Form 10-K.

     The following graph shows the cumulative total stockholder return on our common stock since January 1, 2002, compared to the returns of the American Stock Exchange Market Index, and the reporting companies in SIC Code 4941 - Water Supply Companies.

              COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE COMPANIES, PEER GROUPS, INDUSTRY INDEXES AND/OR BROAD MARKETS

                       ------------------------ FISCAL YEAR ENDING ---------------------
COMPANY/INDEX/MARKET   12/31/2001 12/31/2002 12/31/2003 12/31/2004 12/30/2005 12/29/2006
BIW LIMITED              100.00     100.61     108.21     115.85     109.11      99.35
WATER SUPPLY             100.00      71.22      88.56     113.68     143.63     221.08
AMEX MARKET INDEX        100.00      96.01     130.68     149.65     165.03     184.77

Item 6. Selected Financial Data

The inside front cover of the Company's Annual Report to shareholders for the year ended December 31, 2006, (Financial Highlights), is incorporated herein by reference, pursuant to Rule 12b-23 of the Act and to Instruction G(2) to Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Pages 6 through 13 of the Company's Annual Report to Shareholders for the year ended December 31, 2006 (Management's Discussion and Analysis of Financial Condition and Results of Operations) are incorporated herein by reference, pursuant to Rule 12b-23 of the Act and to Instruction G(2) to Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company has certain exposures to market risk related to changes in interest rates. The Company has an outstanding revolving credit agreement, under which there were borrowings of $7,330,000 at December 31, 2006. The revolving credit agreement bears interest at variable rates based on current LIBOR indices. The Company is not subject in any material respect to currency or other commodity risk.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements, together with the report therein, of Dworken, Hillman, LaMorte and Sterczala, P.C., dated March 14, 2007 appearing on pages 14 through 32 of the Company's 2006 Annual Report to Shareholders are incorporated herein by reference, pursuant to Rule 12b-23 of the Act and Instruction G(2) to Form 10-K.

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

As of December 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

In connection with the evaluation described in the foregoing paragraph, there were no changes identified in the Company's internal controls over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.  Other Information

None.

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Items 401,405,406 and 407(c)(3), (d)(4) and (d) (5) of Regulation S-K will be filed by an amended 10K no later than April 30, 2007.

Item 11. Executive Compensation

The information required by Items 402 and 407 (e)(5) and (e) (6) of Regulation S-K will be filed by an amended 10-K no later than April 30, 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 403 of Regulation S-K will be filed by an amended 10-K no later than April 30, 2007.

       Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information regarding our equity compensation plans as of December 31, 2006:

-------------------------  --------------------  -------------------  --------------------
                                                                      Number of securities
                           Number of Securities                       remaining available
                           to be issued          Weighted-average     for future issuance
                           upon exercise of      exercise price of    under equity
Plan Category              outstanding options   outstanding options  compensation plans
-------------------------  --------------------  -------------------  --------------------
Equity compensation plans
 approved by security
 holders                           62,000              $16.33                 61,000
-------------------------  --------------------  -------------------  --------------------
Equity compensation plans
 not approved by security
 holders                              --                  --                     --
-------------------------  --------------------  -------------------  --------------------
Total                              62,000              $16.33                 61,000
-------------------------  --------------------  -------------------  --------------------

Item 13. Certain Relationships and Related Transactions, and Director
Independence

The information required by Items 404 and 407(a) of Regulation S-K will be filed by an amended 10-K no later than April 30, 2007.

Item 14. Principal Accountant Fees and Services

The information required by Item 9(e) of Schedule 14A will be filed by an amended 10-K no later than April 30, 2007.

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following statements are filed as part of this report:

                                                                     Page in
                                                                  Annual Report*
          Consolidated Statements of Income and Retained
          earnings for the three years ended
          December 31, 2006                                             14

          Consolidated Balance Sheets at December 31, 2006
          and 2005                                                      13

          Consolidated Statements of Cash Flows for the three
          years ended December 31, 2006                                 15

          Notes to the Consolidated Financial Statements              16-28

          Report of Independent Registered Public Accounting Firm       12

*  Incorporated by reference from the indicated pages of the 2006 Annual Report.

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

(4.5) Third Modification and Reaffirmation Agreement. Incorporated herein by reference to Exhibit 10.1 of BIW Limited's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(4.6) Fourth Modification and Reaffirmation Agreement. Incorporated herein by reference to Exhibit 10.1 of BIW Limited's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(4.7) Commercial Revolving Promissory Note. Incorporated herein by reference to Exhibit 10.1 of BIW Limited's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

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

(13)      2006 Annual Report to Shareholders

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



BIW Limited
(Registrant)



BY:  /s/ Betsy Henley-Cohn
     --------------------------
     Betsy Henley-Cohn
     Chairwoman of the Board
     and Chief Executive Officer



Date: March 30, 2007

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Mary Jane Burt                               /s/ Themis Klarides
-----------------------------                    ------------------------------
Mary Jane Burt, Director                         Themis Klarides, Director
March 30, 2007                                   March 30, 2007




/s/ James E. Cohen                               /s/ B. Lance Sauerteig
-----------------------------                    ------------------------------
James E. Cohen, Director                         B. Lance Sauerteig, Director
March 30, 2007                                   March 30, 2007




/s/ Alvaro daSilva                               /s/ Kenneth E. Schaible
------------------------------                   ------------------------------
Alvaro daSilva, Director                         Kenneth E. Schaible, Director
March 30, 2007                                   March 30, 2007




/s/ Juri Henley-Cohn                             /s/ John S. Tomac
------------------------------                   ------------------------------
Juri Henley-Cohn, Director                       John S. Tomac, Director
March 30, 2007                                   President & Treasurer and Chief
                                                   Financial Officer
                                                 March 30, 2007


/s/ Linda B. Batten                              /s/ Betsy Henley-Cohn
------------------------------                   ------------------------------
Linda B. Batten, Controller and                  Betsy Henley-Cohn
Assistant Treasurer                              Chairwoman and Chief Executive
March 30, 2007                                   Officer and Director
                                                 March 30, 2007

                                   BIW Limited

                                INDEX TO EXHIBITS


 Item No.

(13)     2006 Annual Report to Shareholders

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