Form 10-K/A
period 2006-12-31
BIW LTD
filed 2007-04-30
CIK 1169237

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           FORM 10-K/A Amendment No. 1
                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2006
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

                                      None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [] No[X]

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

Item 9B. Other Information

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Bylaws provide for not less than seven nor more than fifteen directors to be elected at each Annual Meeting of Stockholders, each to serve for the ensuing year and until his or her successor is elected and has qualified. The Board of Directors currently consists of nine (9) persons. The directors, their ages, the year in which each first became a director and their principal occupations or employment during the past five years are as follows:

                                   Year First           Principal Occupation
Director                 Age     Became Director        During the Past Five Years
--------                 ---     ---------------        --------------------------
Mary Jane Burt           53           2000              Associate, H. Pearce, Real Estate Company; Principal, The
                                                        Laurel Group (Business Consultants) since 1998.  Previously
                                                        Director, INSITE ONE (1999-2002).
James E. Cohen           60           1982              Practicing attorney with Derby law firm Cohen & Thomas
                                                        since 1971; Attorney Trial Referee for the Connecticut
                                                        Superior Court since 1996.
Betsy Henley-Cohn        54           1981              Chairwoman of the Board of Directors and Chief Executive
                                                        Officer of the Company since 1992; Chairperson/Treasurer,
                                                        Joseph Cohn & Sons, Inc. (construction subcontractors)
                                                        since 1979; Director, UIL Holdings Corporation, since 1990;
                                                        Director, Aristotle Corp. (1995-2002).
Juri Henley-Cohn*        29           2004              Vice President, Joseph Cohn & Son (construction
                                                        subcontractor); Managing Member, Cohn Realty & Investment
                                                        (real estate management and development company); Writer;
                                                        Producer; Graduate of Harvard University.
Alvaro da Silva          61           1997              President, DSA Corp. (a management company) since 1979;
                                                        President B.I.D., Inc. (land development and home building company); Managing Partner, Connecticut Commercial
                                                        Investors, LLC (a commercial real estate and investment
                                                        partnership) since 1976.

Themis Klarides          41           2001              Lawyer in practice in Shelton, CT since 1998; State
                                                        Representative, 114 District Connecticut General Assembly,
                                                        since 1998
B. Lance Sauerteig       61           1996              Principal in BLS Strategic Capital, Inc. (financial and
                                                        investment advisory company) since 1994; Principal in
                                                        Tortoise Capital Partners, LLC (real estate investments)
                                                        since 2000; Director, Chemwerth, Inc. since 2003; Director,
                                                        United Aluminum Corporation since 2002.
Kenneth E. Schaible      65           1994              Real Estate Developer and Director of AuthX, Inc.
John S. Tomac            53           1999              President of Company since October 1, 1998; Treasurer of
                                                        the Company since December 1997; previously, Vice President of Company (December 1, 1997-September 30, 1998).

* Mr. Henley-Cohn is the son of Ms. Henley-Cohn, the Chairwoman of the Board and Chief Executive Officer of BIW Limited.

ADDITIONAL INFORMATION ABOUT THE BOARD OF DIRECTORS AND COMMITTEES

In 2006, the Board of Directors held five meetings. Each director attended at least seventy five percent (75%) of the aggregate number of meetings of the Board of Directors and Committees.

Betsy Henley-Cohn and John S. Tomac are employee directors of the Board. Juri Henley-Cohn is not an independent director since he has an immediate family member who is employed by the Company as an executive officer. The Board of Directors has determined affirmatively that Mary Jane Burt, James E. Cohen, Alvaro da Silva, Themis Klarides, B. Lance Sauerteig and Ken Schaible are independent directors based upon listing standards of the American Stock Exchange and none of these directors has a relationship that would interfere with their ability to exercise independent judgment when carrying out director responsibilities.

The Board of Directors' Executive Committee consists of Ms. Henley-Cohn, Ms. Burt and Messrs. Tomac, Cohen, Henley-Cohn and Sauerteig. The Executive Committee met five times in 2006. The Executive Committee reviews strategic planning alternatives and advises the Board of Directors on financial policy, issuance of securities and other high priority issues.

Members of the Board serve on at least one of the three committees described below, except for directors who are also employees of the company, who do not serve on Board committees beyond the executive committee. Each of the committees is governed by a written charter; copies of each committee charter are available on our website at www.buiweb.com.

The Board of Directors' Audit Committee, which met four times in 2006, consists of Messrs. Schaible, da Silva and Sauerteig and Ms. Burt and Ms. Klarides. The Audit Committee is directly responsible for the appointment, compensation and oversight of the independent accountants and reviews the degree of their independence; approves the scope of the audit engagement, including the cost of the audit; approves any non-audit services rendered by the accountants and the fees therefor; reviews with the accountants and management our policies and procedures with respect to internal accounting and financial controls and, upon completion of an audit, the results of the audit engagement; and reviews internal accounting and auditing procedures with our financial staff and the extent to which recommendations made by the independent accountants have been implemented.

The Board of Directors has determined that Mr. Schaible is an "audit committee financial expert" as that term is defined in Item 407(d)(5) of Regulation S-K of the Securities and Exchange Commission. All members of the Audit Committee are independent under Rule 10A-3 of the Securities and Exchange Commission and American Stock Exchange listing standards. The Audit Committee charter, as amended on March 25, 2004, meets the current requirements of the Securities and Exchange Commission and the American Stock Exchange.

The Board of Directors' Personnel and Pension Committee, which met four times in 2006, consists of Mssrs. Sauerteig and Shaible and Ms. Burt and Ms. Klarides. The Personnel and Pension Committee reviews and makes all decisions regarding executive officer compensation. It also proposes to the full Board overall payroll pool levels and pension plan arrangements for all employees. These functions are not delegated to our officers or to third-party professionals, although the committee does from time to time, retain third-party consultants to provide advice regarding compensation issues. The committee also considers input from our executive officers, although final decisions regarding executive compensation are made by the committee. All members of the Personnel and Pension Committee are independent as defined American Stock Exchange listing standards.

The Committee on Directors, which met once in 2006, consists of Messrs. Cohen, da Silva and Schaible and Ms. Burt. The Committee makes recommendations to the Board of Directors for Board replacements when vacancies exist, and nominees for the Board to be proposed at each annual meeting of shareholders. The Committee on Directors also make recommendations regarding compensation levels for the Board of Directors. All members of the Committee on Directors are independent as defined American Stock Exchange listing standards. The Committee on Directors does not set specific, minimum qualifications that nominees must meet in order for the committee to recommend them to the Board of Directors, but rather believes that each nominee should be evaluated based on his or her individual merits, taking into account the needs of BIW Limited and the composition of the Board of Directors. Members of the Committee on Directors discuss and evaluate possible candidates in detail, and suggest individuals to explore in more depth. Once a candidate is identified whom the committee wants to seriously consider and move toward nomination, the Chairperson of the Committee on Directors enters into a discussion with that nominee. The Committee on Directors will consider nominees recommended by stockholders. The policy adopted by the Committee on Directors provides that nominees recommended by stockholders are given appropriate consideration in the same manner as other nominees. Stockholders who wish to submit nominees for director for consideration by the Committee on Directors for election at our 2008 Annual Meeting of stockholders may do so by submitting in writing the names of such nominees with their qualifications and biographical information forwarded to the Committee in care of the corporate Secretary of BIW Limited between December 1, 2007 and December 31, 2007.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Directors and persons who are considered "officers" of the company for purposes of Section 16(a) of the Securities Exchange Act of 1934 and greater than ten percent stockholders (referred to as reporting persons) are required to file reports with the Securities and Exchange Commission showing their holdings of and transactions in Company securities. It is generally our practice to file the forms on behalf of our reporting persons who are directors or officers. We believe that all such forms have been timely filed for 2006.

CODE OF ETHICS

Our Board of Directors has approved a Code of Ethics in accordance with the rules of the Securities and Exchange Commission and the American Stock Exchange that governs the conduct of each of our employees and directors, including our principal executive officer, principal financial officer, principal accounting officer and controller. Our Code of Ethics is available on our website at www.buiweb.com. Any amendments to or waivers of the Code of Ethics that apply to our principal executive officer, principal financial officer or principal accounting officer and that relates to any element of the definition of the term "code of ethics," as the term is defined by the Securities and Exchange Commission, will be posted on our website at www.buiweb.com. There are currently no such amendments or waivers.


ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Our Personnel and Pension Committee (the "Committee"), which is comprised of three independent non-employee directors, has formulated a compensation program, the overall objective of which is to enable us to attract, retain and reward capable executives and other employees who can contribute to the success of the Company. Three key principles serve as the guiding framework for compensation decisions designed to achieve that overall objective:

     o Provide base compensation, pension benefits, and health and welfare benefits that are competitive with similar water utility companies.

     o Motivate senior executives to achieve annual and long-term business goals by providing cash bonus and equity-based incentive opportunities.

     o Strive for fairness in administration by emphasizing performance - related measures as the basis of compensation decisions.

Accordingly, we have designed a four-part executive compensation program consisting of base salary, cash bonuses, equity awards, and pension and other employment benefits, all as further described below. The Committee makes all decisions regarding the compensation of the Named Executive Officers, and those executives are not involved in the process of setting such compensation.

BASE SALARY. We seek to maintain levels of compensation that are competitive with similar water utility companies to attract and retain talented executives. Our philosophy regarding base salaries is conservative; we seek to maintain salaries for the aggregate officer group at approximately the competitive industry average. Periodic increases in base salary relate to individual contributions evaluated against established objectives, length of service, and the industry's pay practices. We have determined that the base salary for 2006 for our Chief Executive Officer and for the other executive officers was generally at or below the competitive industry average.

CASH BONUSES. We reward exceptional performance by executives in a particular year with discretionary cash bonuses. These bonuses are not part of an incentive compensation plan that sets targets in advance, but are made on a discretionary basis to individual officers in light of exceptional efforts in pursuing corporate objectives.

LONG TERM INCENTIVES. We believe that a compensation program should align the interests of executives with those of shareholders and allow executives to potentially gain financially from stock price increases over the long-term. Therefore, Company executives are eligible to receive stock options, giving them the right to purchase shares of common stock at a specified price in the future. We believe that the use of stock options as the basis for long-term incentive compensation meets our compensation strategy and business needs by retaining key employees, aligning their interests with those of shareholders and rewarding long-term contributions to the Company. Ms. Henley-Cohn and Mr. Tomac do not have outstanding options currently; the Committee believes that given Ms. Henley-Cohn and Mr. Tomac's significant equity ownership that their interests are well-aligned with shareholders.

OTHER BENEFITS. Our philosophy is to provide pension, health- and welfare-oriented benefits to executives and employees that are competitive with similar water utility companies, but to maintain a conservative posture relative to executive benefits. Consistent with industry practices, we provide a company automobile to certain executive officers.

GENERALLY. In setting overall compensation for executives, we consider the level of each executive's equity ownership in deciding whether to make additional equity grants and adjustments to base salary. Due to her significant equity ownership, the Chief Executive Officer's base salary is set below the industry average. Otherwise, each element of compensation is set to be competitive with similar water utility companies, and individual performance for the Named Executive Officers is typically evaluated in terms of the Company's earnings per share.

COMPARABLE COMPANIES. As noted above, a principal objective of the Company's compensation program for executives is to be competitive with similar water utility companies. The Committee evaluates data from a variety of sources, but typically focuses on water utility companies based in Connecticut of comparable size, including Torrington Water Company, Valley Water System, Avon Water Company and Connecticut Water Company. The Committee carefully evaluates compensation data regarding such comparable companies when an executive joins the Company. The Committee also revisits such data from time to time in considering adjustments to compensation, but factors individual performance more heavily than comparable company data in making such adjustments.

TAX AND ACCOUNTING CONSIDERATIONS. Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to a public corporation for compensation over $1 million paid to a corporation's chief executive officer and the four other most highly compensated executive officers. Qualifying performance-based compensation will not be subject to the cap if certain requirements are met. We intend to structure the compensation of our executive officers in a manner that should ensure that the Company does not lose any tax deductions because of the $1 million compensation limit. The salaries for our highest paid executives are established at levels approximating the average for companies of comparable size in similar industries and are not expected to approach $1 million in the foreseeable future.

SUMMARY COMPENSATION

The following table shows all compensation paid or granted, during or with respect to the 2006 fiscal year to the President and Chief Executive Officer for services rendered to BIW Limited and its subsidiaries during 2006. (Persons in this group are referred to individually as a "named executive officer" and collectively as the "named executive officers," and the titles listed are the titles held as of the end of the 2006 fiscal year.)

                           SUMMARY COMPENSATION TABLE

------------------------------------------------------------------------------------------------------------------
                                                              Change in Pension Value &
                                                                Non-qualified Deferred      All Other
                                 Bonus                          Compensation Earnings      Compensation    Total
Name and Principal Position      Year     Salary($)    ($)               ($)                  ($)(a)        ($)
----------------------------- ---------- ----------- ------- ---------------------------- -------------- ---------
John S. Tomac,                   2006      155,493     $500             6,473                 26,630      189,096
President and Treasurer
----------------------------- ---------- ----------- ------- ---------------------------- -------------- ---------
Betsy Henley-Cohn,               2006       84,365      -               4,263                  5,062       93,690
Chief Executive Officer
------------------------------------------------------------------------------------------------------------------

(a) Amounts shown consist of a car allowance, which includes gas, maintenance, insurance and depreciation in the amount of $16,416 for Mr. Tomac, payment of life insurance premiums of $902 for Mr. Tomac, and a Company 401(k) match in the amount of $9,312 for Mr. Tomac and $5,062 for Ms. Henley-Cohn.

GRANTS OF PLAN-BASED AWARDS

The Company did not make any plan-based equity or non-equity grants during the 2006 fiscal year to the named executive officers.

NARRATIVE DISCLOSURE TO SUMMARY COMPENSATION TABLE AND GRANTS OF PLAN-BASED AWARDS TABLE

Effective October 1, 1998, we entered into an employment agreement with our President, John S. Tomac. The agreement has a three-year term with automatic three-year extensions, unless either party gives written notice that the agreement will no longer be automatically extended. No notice was given in 2001 or 2004 and this agreement was extended to September 30, 2007. The employment agreement terminates upon the death of Mr. Tomac or upon mutual agreement of the parties. The agreement can be terminated by us: (i) for "cause" (as defined in the employment agreement), (ii) in the event Mr. Tomac becomes disabled, or
(iii) without cause, during a six month period during each term; provided however, that if Mr. Tomac is terminated without cause during such six month period, he is entitled to receive a severance package equal to his base salary plus benefits for one year from the date of such termination. Mr. Tomac may terminate the agreement in the event of a Change of Control (as defined in the employment agreement) or in the event that we breach this agreement. (See addition detail under the heading "Potential Payments Upon Termination or Change in Control" in this Item 11 below.)

The employment agreement provides for an annual salary of $100,000 and provides that the Board of Directors shall review Mr. Tomac's salary annually. Mr. Tomac's annual salary for 2006 was $155,493. In addition, we agree to provide an automobile for Mr. Tomac and pay all expenses in connection with the operation of the vehicle. Pursuant to the employment agreement, Mr. Tomac is entitled to four weeks paid vacation, to be taken each year and is also entitled to participate in any employee welfare and retirement plan or program available generally to our employees including hospital, medical and dental benefits.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The named executive officers did not hold any unexercised options to purchase BIW Limited common stock, nor any BIW Limited stock that had not vested as of the end of the 2006 fiscal year.

OPTION EXERCISES AND STOCK VESTED

The named executive officers did not hold any unexercised options during 2006, and therefore, no options to purchase common stock were exercised in 2006 by these persons.

PENSION BENEFITS

The following table shows information as of December 31, 2006 with respect to each plan that provides retirement-based payments or other benefits to the named executive officers.

                             PENSION BENEFITS TABLE

---------------------------------------------------------------------------------------------------------------------------------
                                                        Number of Years of    Present Value of Accumulated  Payments During Last
        Name                     Plan Name              Credited Service(#)             Benefit($)             Fiscal Year($)
------------------------  --------------------------  ----------------------  ----------------------------  --------------------
John S. Tomac, President  Birmingham Utilities, Inc.            9                        58,260                       0
and Treasurer             Noncontributory Defined
                          Benefit Plan
------------------------  --------------------------  ----------------------  ----------------------------  --------------------
Betsy Henley-Cohn, Chief  Birmingham Utilities, Inc.            13                       55,414                       0
Executive Officer         Noncontributory Defined
                          Benefit Plan
--------------------------------------------------------------------------------------------------------------------------------

Birmingham Utilities, Inc., a wholly-owned subsidiary of the Company, has a noncontributory defined benefit plan, which covers substantially all of its employees. The retirement plan generally provides a retirement benefit based upon the participant's years of credited service and his or her final average earnings, with final average earnings consisting of the total compensation (including salary, bonus and overtime earnings) of the participant during the five years of highest total compensation of the participant in the ten (10) years preceding the participant's retirement or termination date. Retirement benefits are payable either as a straight life annuity, a joint and survivor annuity or in other optional forms. Normal retirement is at age 65, but certain early retirement benefits may be payable to participants who have attained age 55 and completed ten (10) years of continuous service, and survivor benefits may be payable to the surviving spouse of a vested participant who dies prior to early or normal retirement. A participant's benefit under the retirement plan vests after five years of credited service, all benefits funded by Birmingham Utilities, Inc. are based upon actuarial computations, and no contributions are made by participants.

ASSUMPTIONS

The information contained in the Company's 2006 Annual Report under the heading "Note 13: Employee Benefits" is incorporated herein by reference.

NONQUALIFIED DEFINED CONTRIBUTION AND OTHER NONQUALIFIED DEFERRED COMPENSATION PLANS

The Company does not have any nonqualified defined contribution, nor any other nonqualified deferred compensation plans.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Mr. Tomac is party to an employment agreement that can be terminated by us: (i) for "cause" (as defined in the employment agreement), (ii) in the event Mr. Tomac becomes disabled, or (iii) without cause, during a six month period during each term; provided however, that if Mr. Tomac is terminated without cause during such six month period, he is entitled to receive a severance package equal to his base salary plus benefits for one year from the date of such termination. If Mr. Tomac had been terminated without cause as of December 31, 2006, he would have been entitled to receive $155,493. Mr. Tomac may terminate the agreement in the event of a Change of Control (as defined in the employment agreement) or in the event that we breach this agreement. If Mr. Tomac elects to terminate the agreement upon a Change of Control, he will be entitled to receive a lump sum payment, payable within 90 days of making the election, equal to two times the greater of (x) his compensation during the last full fiscal year immediately preceding the election and (y) his average annual compensation with respect to the two most recent fiscal years preceding such election. Mr. Tomac's compensation for purposes of the foregoing calculation includes base salary, bonus and any other cash incentives paid to him. If Mr. Tomac does not elect to terminate the agreement upon a Change of Control, the agreement will continue in effect for a period of three years from the Change of Control and then terminate. If Mr. Tomac had been entitled to elect to receive a payment following a change of control as of December 31, 2006, he would have been entitled to receive $310,986.

COMPENSATION OF DIRECTORS

The Company's non-employee directors received an annual fee of $6,000. Additionally, each non-employee director received $750 for each full Board meeting attended and $600 for each Committee meeting attended. Ms. Henley-Cohn and Mr. Tomac received no separate compensation for their service as directors. Directors are eligible to receive options pursuant to our 2000 Stock Option Plan. Options were granted to one director in 2006, Juri Henley-Cohn.

The following table shows all compensation paid or granted, during or with respect to the 2006 fiscal year to each of the non-employee directors for services rendered to BIW Limited and its subsidiaries during 2006.


                           2006 DIRECTOR COMPENSATION

-----------------------------------------------------------------------------
                           Fees Earned
                            or Paid in
  Name (1)                    Cash($)         Option Awards       Total($)
----------------------- ----------------- -------------------- --------------
Mary Jane Burt               $17,100                              $17,100
----------------------- ----------------- -------------------- --------------
James E. Cohen                14,100                               14,100
----------------------- ----------------- -------------------- --------------
Alvaro da Silva               11,400                               11,400
----------------------- ----------------- -------------------- --------------
Juri Henley-Cohn              13,500             $14,832           28,332
----------------------- ----------------- -------------------- --------------
Themis Klarides               15,300                               15,300
----------------------- ----------------- -------------------- --------------
B. Lance Sauerteig            17,100                               17,100
----------------------- ----------------- -------------------- --------------
Kenneth E. Schaible           14,700                               14,700
-----------------------------------------------------------------------------

(1) Our non-employee directors are eligible to receive options under our 2000 Stock Option Plan. One grant of 2,500 options, which will be fully exercisable as of August 1, 2008, was made to Juri Henley-Cohn. As of April 9, 2007, Ms. Burt, Mr. da Silva, Ms. Klarides and Mr. Sauerteig held options to purchase 10,000 shares of BIW common stock, and Mr. Henley-Cohn held options to purchase 7,500 shares of BIW common stock.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
None of the members of our Personnel and Pension Committee have ever been an officer or employee of the Company or had any relationship with the Company of the type required to be disclosed under the rules of the SEC. There did not exist during 2006 any relationship between an executive officer of the Company and another entity with which a director of the Company was an executive officer.

COMPENSATION COMMITTEE REPORT

Our Personnel and Pension Committee is comprised of three independent, non-employee directors. The Personnel and Pension Committee consists of Mr. Sauerteig, Ms. Burt and Ms. Klarides. As members of the Personnel and Pension Committee, it is our responsibility to administer BIW Limited's executive compensation programs, monitor corporate performance and its relationship to compensation of executive officers, and make appropriate recommendations concerning matters of executive compensation.

In this context, the Personnel and Pension Committee has reviewed and discussed with Management the section of this annual report on Form 10-K above entitled "Compensation Discussion and Analysis". Based on this review and discussion, the Personnel and Pension Committee recommended to the Board of Directors, and the Board has approved, that the Compensation Discussion and Analysis be included in BIW Limited's annual report on the Form 10-K for the year ended December 31, 2006.

                         Personnel and Pension Committee
                            of the Board of Directors

                               - B. Lance Sauerteig
                               - Themis Klarides
                               - Mary Jane Burt
                               - Kenneth Schaible


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following tables set forth information as of April 9, 2007 with respect to the only persons known to us to be the beneficial owners of more than five percent (5%) of the outstanding shares of our common stock as of that date (1,674,579 shares).

NAME AND ADDRESS OF                     AMOUNT AND NATURE OF
BENEFICIAL OWNERS                       BENEFICIAL OWNERSHIP    PERCENT OF CLASS
-----------------                       --------------------    ----------------

Group consisting of Betsy Henley-Cohn,
Cohn Realty & Investment, Betsy Cohn
Spray Trust and Betsy Cohn Income Trust,
80 Hamilton Street, New Haven,               215,724(1)             12.88%
Connecticut 06511

(1) Of the 215,724 shares owned by this Group, Betsy Henley-Cohn owns 20,000 shares directly; Cohn Realty & Investment (a Connecticut general partnership consisting of three investment trusts whose managing agent is Betsy Henley-Cohn, whose beneficiaries are certain members of the Cohn Family and whose Trustees are Rhoda Cohn and Stanley Bergman) has beneficial ownership of 69,200 shares; Juniper LLC, Betsy Henley-Cohn and Juri Henley-Cohn, as trustees for Jesse Henley-Cohn, have beneficial ownership of 46,028 shares; Betsy Cohn Spray Trust has beneficial ownership of 59,176 shares; Betsy Cohn Income Trust has beneficial ownership of 21,320 shares; Betsy Henley-Cohn has either a controlling or a beneficial interest in Cohn Realty & Investment, Betsy Cohn Spray Trust and Betsy Cohn Income Trust. No member of the Group owns or has the right to acquire, directly or indirectly, any other shares. Unless otherwise indicated, the named beneficial owner of the shares has sole voting and dispositive power with respect thereto.

SECURITY OWNERSHIP BY MANAGEMENT

The following table sets forth information as of April 9, 2007 with respect to shares of BIW Limited common stock beneficially owned by the Company's executive officers and directors. The Company is not aware of any arrangements that may result in a change of control of the Company at any subsequent date.

------------------------------------------------------------------------------
                                   Common Shares Beneficially      Percent
Name                               Owned As of April 9, 2007(1)   of Class(2)
---------------------------------- ----------------------------- -------------
Mary Jane Burt                                19,586(3)              1.16%
James E. Cohen                                80,296(4)              4.79%
Betsy Henley-Cohn                            215,724(5)             12.88%
Juri Henley-Cohn                              70,852(6)              4.23%
Alvaro da Silva                               15,315(7)                *
Themis Klarides                               10,200                   *
B. Lance Sauerteig                            10,400                   *
Kenneth E. Schaible                           10,460(8)                *
John S. Tomac                                 11,215                   *
Executive Officers and Directors
as a group, 9 in number                       398,02(9)             23.76%


------------------------------------------------------------------------------
* Less than 1%

(1) Includes options to purchase shares of common stock exercisable within 60 days of April 9, 2007, as follows: Mr. da Silva, 10,000; Mr. Henley-Cohn 3,750, Mr. Sauerteig, 10,000; Mr. Schaible, 2,500; Ms. Burt, 10,000 and Ms. Klarides 10,000.

(2) For the purpose of calculating the percentage of common stock beneficially owned (a) by the individual persons listed in the table, the number of options held by such person is included in both the number of shares beneficially owned by the person and in the total number of shares outstanding in the class with respect to the individual person's percentage calculation, and (b) by the directors and officers as a group, the total number of shares beneficially owned by the group and the total number of shares outstanding includes the 46,250 shares issuable upon the exercise of options exercisable by all persons in the group within 60 days of April 9, 2007.

(3) Includes 1,586 shares held for Ms. Burt's children.

(4) Includes 64,696 shares held by Mr. Cohen as Trustee for the David B. Cohen Family Trust, and 3,600 shares held in a brokerage custodial account for Mr. Cohen's benefit.

(5) Ms. Henley-Cohn is a member of the shareholder group described in the preceding table. The 215,724 shares set forth in this table is the aggregate number of shares held by all of the members of the group. See note (1) to the preceding table for information concerning shares beneficially held by Ms. Henley-Cohn.

(6) Includes 46,028 shares beneficially owned by Juniper LLC, Betsy Henley-Cohn and Juri Henley-Cohn, as trustees for Jesse Henley-Cohn. In addition to the 21,074 shares held by him directly, Mr. Henley-Cohn is one of the beneficiaries of (i) the trusts held by Cohn Realty & Investment which has beneficial ownership of 69,200 shares, (ii) the Betsy Cohn Spray Trust which has beneficial ownership of 59,176 shares, and (iii) the Betsy Cohn Income Trust which has beneficial ownership of 21,320 shares. Mr. Henley-Cohn however, does not have either voting or dispositive power with respect to any such shares.

(7) Includes 2,000 shares owned with Cynthia da Silva.

(8) Includes 1,000 shares owned with Dorothy Schaible.

(9) The 46,028 shares beneficially owned by Juniper LLC, Betsy Henley-Cohn and Juri Henley -Cohn, as trustees for Jesse Henley-Cohn were only counted once in this total.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information regarding our equity compensation plans as of December 31, 2006:

------------------------------------------------------------------------------------------------------
                                                                                 Number of securities
                                  Number of Securities                           remaining available
                                      to be issued           Weighted-average    for future issuance
                                    upon exercise of        exercise price of      under equity
Plan Category                      outstanding options     outstanding options   compensation plans
------------------------------- ------------------------- --------------------- ----------------------
Equity compensation plans
 approved by security
 holders                                   62,000           $16.33 per share             61,000
------------------------------- ------------------------- --------------------- ----------------------
Equity compensation plans
 not approved by security
 holders
                                              --                         --                 --                                 -
------------------------------- ------------------------- --------------------- ----------------------
Total                                      62,000           $16.33 per share             61,000
------------------------------------------------------------------------------------------------------

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

The Company has not during the 2006 fiscal year, and does not contemplate currently, any transaction with a related person in an amount exceeding $120,000.

Other than set forth in our Code of Business Conduct and Ethics, our board does not have a specific policy regarding review of transactions involving directors, management or other related parties. However, we discourage such transactions and have historically limited the approval of such transactions to specific and rare instances with the full disclosure to, and approval of, the disinterested members of our board.

Betsy Henley-Cohn and John S. Tomac are employee directors of the Board. Juri Henley-Cohn is not an independent director since he has an immediate family member who is employed by the Company as an executive officer. The Board of Directors has determined affirmatively that Mary Jane Burt, James E. Cohen, Alvaro da Silva, Themis Klarides, B. Lance Sauerteig and Ken Schaible are independent directors based upon listing standards of the American Stock

Exchange and none of these directors has a relationship that would interfere with their ability to exercise independent judgment when carrying out director responsibilities.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed to BIW Limited by our independent accountants Dworken, Hillman, LaMorte & Sterczala, P.C. for professional services rendered in connection with the audit of our annual financial statements for the 2005 and 2006 fiscal years and the reviews of the interim financial statements included in our Quarterly Reports on Form 10-Q for such years were $104,065 and $93,800, respectively.

TAX FEES

The aggregate fees billed to BIW Limited for tax-related services in 2005 and 2006 by our independent accountants Dworken, Hillman, LaMorte & Sterczala, P.C. were $12,500 and $15,000, respectively.

ALL OTHER FEES

During 2005 and 2006, no services other than those described above were rendered by Dworken, Hillman, LaMorte & Sterczala, P.C.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

The Audit Committee has adopted a policy requiring pre-approval by the committee before Dworken, Hillman, LaMorte & Sterczala, P.C. is engaged for any audit or non-audit services. The Audit Committee receives detailed information regarding each service for which the Company seeks to hire an accounting firm. The Audit Committee makes such decisions independent from Company management. After review and discussion, the Audit Committee has concluded that the provision of non-audit services by Dworken, Hillman, LaMorte & Sterczala, P.C. to BIW Limited during 2006 was compatible with maintaining Dworken, Hillman, LaMorte & Sterczala, P.C. auditor independence.


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



BIW Limited
(Registrant)



BY:  /s/ Betsy Henley-Cohn
     ------------------------------
     Betsy Henley-Cohn
     Chairwoman of the Board
     and Chief Executive Officer



Date: April 30, 2007

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