Form 10-Q
period 2007-03-31
BIW LTD
filed 2007-05-15
CIK 1169237

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007
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


     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                              Outstanding at May 11, 2007
             -----                              ---------------------------
   COMMON STOCK, NO PAR VALUE                            1,674,579
================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                   BIW LIMITED
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (UNAUDITED)


                                                        Three Months Ended
                                                            March 31,
                                                       2007            2006
                                                   ------------    ------------

Operating revenue                                  $  2,304,891    $  2,040,097
                                                   ------------    ------------

Operating expenses:
  Operating expenses                                  1,348,991       1,359,157
  Maintenance expenses                                  105,894         100,073
  Depreciation                                          273,750         268,751
  Taxes other than income taxes                         202,815         196,302
  Taxes on income                                        41,712         (20,273)
                                                   ------------    ------------
Total operating expenses                              1,973,162       1,904,010
                                                   ------------    ------------

Operating income                                        331,729         136,087

Amortization of deferred income
 on land dispositions (net of income taxes)                --               242

Other income, net (including allowance
  for funds used during construction of
  $20,000 in 2007 and $14,318 in 2006)                   36,745          26,468
                                                   ------------    ------------

Income before interest expense                          368,474         162,797

Interest and amortization of debt discount              262,572         201,528
                                                   ------------    ------------

Net income (loss)                                  $    105,902    $    (38,731)

Retained earnings, beginning                       $  8,254,588    $  8,740,825
Dividends                                               284,678         282,553
                                                   ------------    ------------
Retained earnings, ending                          $  8,075,812    $  8,419,541
                                                   ============    ============

Earnings (loss) per share, basic                   $        .06    $       (.02)
                                                   ============    ============
Earnings (loss) per share, diluted                 $        .06    $       (.02)
                                                   ============    ============
Dividends per share                                $        .17    $        .17
                                                   ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                                  BIW Limited
                           CONSOLIDATED BALANCE SHEETS


                                                    (Unaudited)
                                                     March 31,       Dec. 31,
                                                       2007            2006
                                                   ------------    ------------
ASSETS:

Utility plant                                      $ 43,557,861    $ 42,628,195
Accumulated depreciation                            (11,077,153)    (10,805,946)
                                                   ------------    ------------
Net utility plant                                    32,480,708      31,822,249
                                                   ------------    ------------
Other property, net                                     498,497         501,927
                                                   ------------    ------------

Current Assets:
      Accounts receivable, net of
       allowance for doubtful accounts                1,025,214       1,179,559
      Accrued utility revenue                           677,409         664,482
      Materials & supplies                              354,605         312,766
        Prepayments                                     231,704           8,135
                                                   ------------    ------------
                  Total current assets                2,288,932       2,164,942
                                                   ------------    ------------

Deferred charges                                        124,962         137,007
Unamortized debt expense                                261,567         276,999
Regulatory asset-income taxes recoverable               672,803         672,803
Other assets                                            998,657         910,847
                                                   ------------    ------------
                                                      2,057,989       1,997,656
                                                   ------------    ------------
                                                   $ 37,326,126    $ 36,486,774
                                                   ============    ============

STOCKHOLDERS' EQUITY AND LIABILITIES

Stockholders' Equity:
      Common stock, no par value, authorized
      5,000,000 shares; issued and outstanding
      1,674,579 at 3/31/07 and 12/31/06            $  3,125,329    $  3,125,329
      Additional paid in capital                         14,832          14,832
      Retained earnings                               8,075,812       8,254,588
                                                   ------------    ------------

                                                     11,215,973      11,394,749
                                                   ------------    ------------

Long-term debt                                        9,000,000       9,000,000
                                                   ------------    ------------

Current Liabilities:
      Note payable                                    8,480,000       7,330,000
      Accounts payable and accrued liabilities        1,031,334       1,249,576
                                                   ------------    ------------
                  Total current liabilities           9,511,334       8,579,576
                                                   ------------    ------------

Customers' advances for construction                    607,288         611,413
Contributions in aid of construction                  3,303,759       3,209,589
Accumulated provision for pension and
 postretirement                                         245,557         245,557
Regulatory liability-income taxes refundable            111,768         111,768
Deferred income taxes                                 3,330,447       3,334,122
                                                   ------------    ------------
                                                      7,598,819       7,512,449
                                                   ------------    ------------

                                                   $ 37,326,126    $ 36,486,774
                                                   ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                                   BIW Limited
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                           Three Months
                                                          Ended March 31,
                                                       2007            2006
                                                   ------------    ------------
Cash Flows From Operating Activities
      Net income (loss)                            $    105,902    $    (38,731)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
Depreciation and amortization                           273,750         284,511
Amortization of deferred income, net of tax                --              (242)
Deferred income taxes                                    (3,675)         (3,675)
  Increases and decreases in assets and
  liabilities:
Accounts receivable and accrued utility revenue         141,418         234,355
Materials and supplies                                  (41,839)         (7,335)
Prepayments                                            (223,569)       (269,026)
Accounts payable and accrued liabilities               (218,242)       (123,781)
                                                   ------------    ------------

Total adjustments                                       (72,157)        114,807
                                                   ------------    ------------

Net cash flows provided by
       operating activities                              33,745          76,076
                                                   ------------    ------------
Cash flows from investing activities:
      Capital expenditures, net                        (839,941)       (633,823)
      Sale of assets                                      1,207          13,804
      Other assets and deferred charges, net            (60,333)        (23,504)
                                                   ------------    ------------

Net cash flows used in investing activities            (899,067)       (643,523)
                                                   ------------    ------------

Cash flows from financing activities:
      Dividends paid                                   (284,678)       (282,553)
      Borrowings under line of credit                 1,150,000         850,000
                                                   ------------    ------------

Net cash flows provided by
      financing activities:                             865,322         567,447
                                                   ------------    ------------

Net change in cash and cash equivalents and
      cash and cash equivalents, ending            $          0    $          0
                                                   ============    ============

Supplemental disclosure of cash flow information:
      Cash paid for
         Interest                                  $    129,915    $     68,543

Supplemental disclosure of non-cash investing
      activities:
   Birmingham Utilities receives contributions
   of plant from builders and developers. These
   contributions of plant are reported in
   utility plant and in customers' advances for
   construction. The contributions are deducted
   from construction expenditures by BUI
      Gross plant additions                        $    929,986    $    631,378
      Customers' advances for construction              (90,045)          2,445
                                                   ------------    ------------
      Capital expenditures, net                    $    839,941    $    633,823
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

NOTE 1 - QUARTERLY FINANCIAL DATA

     The accompanying consolidated financial statements of BIW Limited have been prepared in accordance with accounting principles generally accepted in the United States of America, without audit, except for the Balance Sheet for the year ended December 31, 2006, which has been audited. The interim financial information conforms to the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, as applied in the case of rate-regulated public utilities, complies with the Uniform System of Accounts and ratemaking practices prescribed by the DPUC. In management's opinion, these consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. Certain information and footnote disclosures required by accounting principles generally accepted in the United States of America have been omitted, pursuant to such rules and regulations; although the Company believes that the disclosures are adequate to make the information presented not misleading.

     In the first quarter of 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" (SFAS 123R) using the modified prospective method. Under the modified prospective method, compensation cost is recognized for all share-based payments granted after the adoption of SFAS 123R and for all awards granted to employees prior to the adoption date of SFAS 123R that were unvested on the adoption date. Accordingly, no restatements were made to prior periods. Prior to the adoption of SFAS 123R, the Company applied Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123) to account for its stock option plans. As permitted by SFAS 123, the Company had chosen to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for its employee stock compensation plans. Accordingly, no compensation expense was recognized for its employee stock option issuances, as stock options were issued with an exercise price at least equal to the closing price at the date of grant.

     In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132(R)" (SFAS 158). SFAS 158 requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the funded status of a plan to be measured as of the balance sheet date. The Company adopted the provisions of SFAS 158 effective December 31, 2006. The adoption of SFAS 158 did not have a material impact on the Company's financial statements.

     For further information, refer to the financial statements and accompanying footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

     Birmingham Utilities' business of selling water is to a certain extent seasonal because water consumption normally increases during the warmer summer months. Another factor affecting the comparability of various accounting periods includes the timing of rate increases. In addition, H2O Services' business activities slow in the winter months. Accordingly, annualization of the results of operations for the three months ended March 31, 2007 and 2006 would not necessarily accurately forecast the annual results of each year.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of BIW Limited and its wholly owned subsidiaries Birmingham Utilities, Inc. and Birmingham H2O Services, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 3 - WATER SERVICE RATE INCREASE

     On November 27, 2006, the DPUC granted Birmingham Utilities a 16.2 percent water service rate increase designed to provide a $1,172,148 annual increase in revenues and a 10.2 percent ratemaking cost of common equity. The rate order allowed BUI to combine its Ansonia and Eastern divisions for ratemaking purposes.

     In October 2005, the Ansonia division of Birmingham Utilities filed an application with the DPUC for a 4.4%, $258,655 water service rate increase to account specifically for increases in purchased water costs and property taxes. This limited rate filing is allowed under Section 16-32c of the Connecticut General Statutes. The DPUC granted BUI's request in its entirety in January 2006.

NOTE 4 - CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING- DILUTED

     The following table summarizes the number of common shares used in the calculation of earnings per share.

                                                 Three Months Ended
                                                3/31/07      3/31/06
                                               ---------    ---------
Weighted average shares outstanding
 for earnings per share, basic                 1,674,579    1,662,079
Incremental shares from assumed
 conversion of stock options                       5,614       14,527
                                               ---------    ---------

Weighted average shares outstanding
 for earnings per share, diluted               1,680,193    1,676,606
                                               =========    =========


NOTE 5 - PENSION AND OTHER POSTRETIREMENT BENEFITS

Net periodic pension and other postretirement benefit costs include the following components:

                                                  Pension Benefits        Postretirement Benefits
                                                For the three months       For the three months
                                                   ended March 31,            ended March 31,
                                                  2007         2006          2007         2006
                                                -------      -------       -------      -------
Components of net periodic benefit cost:
  Service cost                                  $18,421      $17,332       $ 7,303      $ 7,279
  Interest cost                                  30,267       29,737        11,951       11,123
  Expected return on plan assets                (26,123)     (22,850)      (13,147)     (11,514)
Amortization of unrecognized
  transition obligation                           1,468        1,468         6,345        6,345
Amortization of unrecognized
 prior service cost                               1,293        1,293           --           --
Recognized net actuarial loss (gain)                --           953           --           (49)
                                                    --       -------       -------      -------
Net periodic benefit cost                       $25,326      $27,933       $12,452      $13,184
                                                =======      =======       =======      =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of the Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10K for the year ended December 31, 2006 should be read in conjunction with the comments below.

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


CAPITAL RESOURCES AND LIQUIDITY

     Completion of Birmingham Utilities' Long Term Capital Improvement Program will be funded from the internal generation of funds, including rate relief, as well as BUI's ability to raise capital from external sources. For the three months ended March 31, 2007 and 2006, BUI's additions to utility plant, net of customer advances, were $839,941 and $633,823 respectively (See Statement of Cash Flows).

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

     Note Payable consists of a $9,000,000 unsecured line of credit, which will expire in September 2007. During the revolving period, Birmingham Utilities can choose between variable rate options of 30, 60, 90 or 180-day LIBOR plus 100 basis points or prime. BUI is required to pay only interest during the revolving period. The principal is payable in full at maturity. The line of credit requires the maintenance of certain financial ratios and net worth of $7,500,000. BUI was in compliance with all covenants as of March 31, 2007. The Company believes that it will be able to extend or replace the existing line of credit upon its expiration.

Results of Operations for the Three Months Ended March 31, 2007 and 2006
------------------------------------------------------------------------

Operating Revenues
------------------

     Operating revenues of $2,304,891 for the first three months of 2007 are $264,794 or 13% higher than the comparable 2006 period. The increase is primarily due to the 16.2% rate increase granted to Birmingham Utilities, which became effective on November 27, 2006. The increase is partially offset by a 3% decline in H2O Services due to less demand for its services in the winter months.

Operating and Maintenance Expenses
----------------------------------

     Operating and maintenance expenses for the first three months of 2007 of $1,454,885 are $4,345 lower than comparable costs for the first three months of 2006. Increased purchased water costs and power costs in the regulated operations were offset by decreased salary expense due to a smaller workforce achieved through a combining of positions in the two divisions. Operating expenses for H2O Services decreased due to less construction activity.

Depreciation
------------

     Depreciation for the first three months of 2007 of $273,750 is $4,999 higher than the comparable 2006 period, due to plant additions and improvements made over the last two years.

Taxes Other Than Income Taxes
-----------------------------

     Taxes other than income taxes for the three month period ended March 31, 2007 is $6,513 higher than the comparable 2006 period. Increased municipal property taxes as a result of plant additions and improvements accounts for this increase.

Other Income
------------

     Other income for the first three months of 2007 of $36,745 is $10,277 higher than the comparable three month period in 2006. Increased AFUDC for capital projects accounts for the difference.

Interest Expense
----------------

     Interest expense of $262,572 recorded in the first three months of 2007 is $61,044 higher than the comparable 2006 period. The increase in short term borrowings as well as higher interest rates account for the additional expense.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            The Company has certain exposures to market risk related to changes in interest rates. There have been no material changes in market risk since the filing of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.


ITEM 4T. CONTROLS AND PROCEDURES

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

     As of March 31, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2007.

     There have been no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect the Company internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

31.1  Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act.
31.2  Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act.
32.1  Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              BIW Limited
                                              -----------
                                              Registrant
Date: May 15, 2007

                                              By: /s/ John S. Tomac
                                                  ----------------------
                                              John S. Tomac, President
                                              (Duly authorized officer, and
                                              chief financial officer)