Form 10-Q
period 2007-06-30
BIW LTD
filed 2007-08-14
CIK 1169237

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007
                         COMMISSION FILE NUMBER 1-31374

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                            Outstanding at August 7, 2007
              -----                            -----------------------------
     COMMON STOCK, NO PAR VALUE                          1,679,579
================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                   BIW Limited
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (UNAUDITED)

                                                   Three Months Ended             Six Months Ended
                                                        June 30,                      June 30,
                                                  2007           2006           2007           2006
                                                  ----           ----           ----           ----
Operating revenue                              $2,522,146     $2,428,901     $4,827,037     $4,468,998
                                               ----------     ----------     ----------     ----------

Operating expenses:
  Operating expenses                            1,519,471      1,480,457      2,868,462      2,839,614
  Maintenance expenses                            118,095        123,908        223,989        223,981
  Depreciation                                    273,750        268,751        547,500        537,502

  Taxes other than income taxes                   159,299        147,439        362,114        343,741
  Taxes on income                                  56,513         72,904         98,225         52,631
                                               ----------     ----------     ----------     ----------
Total operating expenses                        2,127,128      2,093,459      4,100,290      3,997,469
                                               ----------     ----------     ----------     ----------

Operating income                                  395,018        335,442        726,747        471,529

Other income, net (including allowance
  for funds used during construction of
  $20,000 in 2007 and $35,551 in 2006)             23,264         34,241         60,009         60,951
                                               ----------     ----------     ----------     ----------

Income before interest expense                    418,282        369,683        786,756        532,480

Interest and amortization of debt discount        277,842        190,996        540,414        392,524
                                               ----------     ----------     ----------     ----------

Net income                                        140,440        178,687        246,342        139,956

Retained earnings, beginning                    8,075,812      8,419,541      8,254,588      8,740,825
Dividends                                         284,679        282,979        569,357        565,532
                                               ----------     ----------     ----------     ----------

Retained earnings, ending                      $7,931,573     $8,315,249     $7,931,573     $8,315,249
                                               ==========     ==========     ==========     ==========

Earnings per share - basic                     $      .08     $      .11     $      .15     $      .08
                                               ==========     ==========     ==========     ==========

Earnings per share - diluted                   $      .08     $      .11     $      .15     $      .08
                                               ==========     ==========     ==========     ==========

Dividends per share                            $      .17     $      .17     $      .34     $      .34
                                               ==========     ==========     ==========     ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                   BIW Limited
                           CONSOLIDATED BALANCE SHEETS

                                                   (Unaudited)
                                                     June 30,        Dec. 31,
                                                       2007            2006
                                                   ------------    ------------
ASSETS:

Utility plant                                      $ 44,030,434    $ 42,628,195
Accumulated depreciation                            (11,347,873)    (10,805,946)
                                                   ------------    ------------
Net utility plant                                    32,682,561      31,822,249
                                                   ------------    ------------
Other property, net                                     494,747         501,927
                                                   ------------    ------------

Current Assets:
      Accounts receivable, net of
       allowance for doubtful accounts                1,111,392       1,179,559
      Accrued utility revenue                           717,350         664,482
      Materials & supplies                              445,334         312,766
        Prepayments                                     225,082           8,135
                                                   ------------    ------------
                  Total current assets                2,499,158       2,164,942
                                                   ------------    ------------

Deferred charges                                        124,841         137,007
Unamortized debt expense                                246,135         276,999
Regulatory asset-income taxes recoverable               672,803         672,803
Other assets                                          1,009,026         910,847
                                                   ------------    ------------
                                                      2,052,805       1,997,656
                                                   ------------    ------------
                                                   $ 37,729,271    $ 36,486,774
                                                   ============    ============

STOCKHOLDERS' EQUITY AND LIABILITIES

Stockholders' Equity:
      Common stock, no par value, authorized
      5,000,000 shares; issued and outstanding
      1,674,579 at 6/30/07 and 12/31/06            $  3,125,329    $  3,125,329
      Additional paid in capital                         14,832          14,832
      Retained earnings                               7,931,573       8,254,588
                                                   ------------    ------------

                                                     11,071,734      11,394,749
                                                   ------------    ------------

Long-term debt                                        9,000,000       9,000,000
                                                   ------------    ------------

Current Liabilities:
      Note payable                                    8,880,000       7,330,000
      Accounts payable and accrued liabilities        1,182,393       1,249,576
                                                   ------------    ------------
                  Total current liabilities          10,062,393       8,579,576
                                                   ------------    ------------

Customers' advances for construction                    607,288         611,413
Contributions in aid of construction                  3,303,759       3,209,589
Accumulated provision for pension
  and postretirement benefits                           245,557         245,557
Regulatory liability-income taxes refundable            111,768         111,768
Deferred income taxes                                 3,326,772       3,334,122
                                                   ------------    ------------
                                                      7,595,144       7,512,449
                                                   ------------    ------------

                                                   $ 37,729,271    $ 36,486,774
                                                   ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                   BIW Limited
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      Six Months Ended June 30,
Cash flows from operating activities                                   2007              2006
                                                                       ----              ----
      Net income                                                   $    246,342      $    139,956
                                                                   ------------      ------------
Adjustments to reconcile net income to net
  cash provided by operating activities:
Depreciation and amortization                                           547,500           569,021
Amortization of deferred income, net of tax                                --                (242)
Deferred income taxes                                                    (7,350)           (7,350)
  Increases and decreases in assets and liabilities:
Accounts receivable and accrued utility revenue                          15,299           (48,694)
Materials and supplies                                                 (132,568)          (12,492)
Prepayments                                                            (216,947)         (180,490)
Accounts payable and accrued expenses                                   (67,183)          230,576
                                                                   ------------      ------------

Total adjustments                                                       138,751           550,329
                                                                   ------------      ------------

Net cash flows provided by operating activities                         385,093           690,285
                                                                   ------------      ------------

Cash flows from investing activities:
      Capital expenditures - utility plant                           (1,312,194)       (1,287,887)
      Capital expenditures - other property                                (320)          (22,974)
      Sales of utility plant                                              1,927            14,010
      Other assets and deferred charges                                 (55,149)          (77,902)
                                                                   ------------      ------------

Net cash flows used in investing activities                          (1,365,736)       (1,374,753)
                                                                   ------------      ------------

Cash flows from financing activities:
      Dividends paid                                                   (569,357)         (565,532)
      Advances on line of credit                                      1,550,000         1,250,000
                                                                   ------------      ------------
Net cash flows provided by
      financing activities                                              980,643           684,468
                                                                   ------------      ------------

Net change in cash & cash equivalents                                      --                --
Cash and cash equivalents, beginning                                       --                --
                                                                   ------------      ------------
Cash and cash equivalents, ending                                  $       --        $       --
                                                                   ============      ============

Supplemental disclosure of cash flow information:
      Cash paid for
         Interest $                                                     506,325      $    360,903
         Income taxes                                                     9,000             9,000

Supplemental disclosure of non-cash investing
  activities:
      Birmingham Utilities receives contributions of plant
      from builders and developers. These contributions
      of plant are reported in utility plant and in customers'
      advances for construction. The contributions are
      deducted from construction expenditures by BUI
                  Gross plant, additions                              1,402,239      $  1,287,887
                  Customers' advances for construction                   90,045              --
                                                                   ------------      ------------
                  Capital expenditures, net                        $  1,312,194      $  1,287,887
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

     Birmingham Utilities' business of selling water is to a certain extent seasonal because water consumption normally increases during the warmer summer months. Another factor affecting the comparability of various accounting periods includes the timing of rate increases. In addition, H2O Services' business activities slow in the winter months. Accordingly, annualization of the results of operations for the three and six months ended June 30, 2007 and 2006 would not necessarily accurately forecast the annual results of each year.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of BIW Limited and its wholly owned subsidiaries Birmingham Utilities, Inc. and Birmingham H2O Services, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 3 - PLAN OF MERGER

     On June 29, 2007, BIW Limited entered into an Agreement and Plan of Merger with South Central Connecticut Regional Water Authority (RWA) and RWA 21, Ltd. The Agreement and Plan of Merger provides that, upon the terms and subject to the conditions set forth in the Agreement and Plan of Merger, RWA21, Ltd. will merge with and into BIW Limited, and BIW Limited will become a wholly-owned subsidiary of RWA. At the effective time and as a result of the merger, each share of BIW Limited common stock that is outstanding at the effective time of the merger will be converted into the right to receive $23.75 in cash, resulting in aggregate consideration of approximately $40 million. On June 29, 2007, in connection with the Agreement and Plan of Merger, BIW, Eastern Connecticut Regional Water Company, Inc. (ECRWC), an indirect, wholly-owned subsidiary of BIW Limited, and The Connecticut Water Company (CWC) entered into an Asset Purchase Agreement pursuant to which CWC agreed to purchase certain assets and to assume certain liabilities of ECRWC including assets that RWA is not lawfully permitted to acquire in connection with the merger. The purchase price for these assets is $3,490,000 to be paid in cash. The closing of the sale of assets pursuant to the Asset Purchase Agreement is conditioned upon the simultaneous consummation of the merger pursuant to the Agreement and Plan of Merger. The transaction is subject to approval by the shareholders of the Company, the Representative Policy Board of the RWA, and the State of Connecticut Department of Public Utility Control (DPUC). On July 13, 2007, the Company filed a joint application with the RWA and with CWC to the DPUC requesting approval of the transaction. On July 18, 2007, the RWA filed an application with the Representative Policy Board for similar approval. The Company plans to issue a proxy statement in August 2007 to all shareholders and a September 26, 2007 shareholder meeting has been scheduled to vote on the transaction.

NOTE 4 - WATER SERVICE RATE INCREASE

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

NOTE 5 - CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING- DILUTED

     The following table summarizes the number of common shares used in the calculation of earnings per share.

                                            Six Months Ended           Three Months Ended
                                          6/30/07      6/30/06        6/30/07      6/30/06
                                        ----------   ----------     ----------   ----------
Weighted average shares outstanding
 for earnings per share, basic           1,674,579    1,662,797      1,674,579    1,663,508

Incremental shares from assumed
 conversion of stock options                 6,052       13,569          6,485       12,623
                                        ----------   ----------     ----------   ----------

Weighted average shares outstanding
 for earnings per share, diluted         1,680,631    1,676,366      1,681,064    1,676,131
                                        ==========   ==========     ==========   ==========

NOTE 6 - PENSION AND OTHER POSTRETIREMENT BENEFITS

Net periodic pension and other postretirement benefit costs include the following components:

                                               Pension Benefits         Postretirement Benefits
                                              for the six months          for the six months
                                                ended June 30,              ended June 30,
                                              2007          2006          2007          2006
                                            --------      --------      --------      --------
Components of net periodic benefit cost:
  Service cost                                36,842      $ 34,664      $ 14,606      $ 14,558
  Interest cost                               60,534        59,474        23,902        22,246
  Expected return on plan assets             (52,246)      (45,700)      (26,294)      (23,028)
Amortization of unrecognized
  transition obligation                        2,936         2,936        12,690        12,690
Amortization of unrecognized
 prior service cost                            2,586         2,586          --            --
Recognized net actuarial loss (gain)            --           1,906          --             (98)
                                            --------      --------      --------      --------
Net periodic benefit cost                   $ 50,652      $ 55,866      $ 24,904      $ 26,368
                                            ========      ========      ========      ========

NOTE 7 - CONTINGENCIES

In the ordinary course of business, the Company is subject to claims and legal proceedings. In the opinion of management, these matters will not have a material adverse impact on the operations of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of the Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10K for the year ended December 31, 2006 should be read in conjunction with the comments below.

     Birmingham Utilities, a regulated public water service company, collects and distributes water for domestic, commercial and industrial uses and fire protection in the Naugatuck Valley towns of Ansonia, Derby and small parts of Seymour, Connecticut. The Company refers to this operation as its Ansonia Division. Water service is also provided for domestic and commercial use in 33 satellite water operations in 15 towns in eastern Connecticut, which form BUI's Eastern Division. This division, which was acquired in 2003, was the former Eastern Connecticut Regional Water Company, Inc.

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

CAPITAL RESOURCES AND LIQUIDITY

     Completion of Birmingham Utilities' Long Term Capital Improvement Program will be funded from the internal generation of funds, including rate relief, as well as BUI's ability to raise capital from external sources. For the six months ended June 30, 2007 and 2006, BUI's additions to utility plant, net of customer advances, were $1,312,194 and $1,287,887 respectively (See Statement of Cash Flows).

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

     Note Payable consists of a $9,000,000 unsecured line of credit, which will expire in September 2007. During the revolving period, Birmingham Utilities can choose between variable rate options of 30, 60, 90 or 180-day LIBOR plus 100 basis points or prime. BUI is required to pay only interest during the revolving period. The principal is payable in full at maturity. The line of credit requires the maintenance of certain financial ratios and net worth of $7,500,000. BUI was in compliance with all covenants as of June 30, 2007. The Company believes that it will be able to extend or replace the existing line of credit upon its expiration.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED AND THREE MONTHS ENDED JUNE 30, 2007 AND 2006

Net Income
----------

     Net income for the six months ended June 30, 2007 was $246,342 compared with $139,956 for the same 2006 period. The increase is primarily due to the 16.2% rate increase granted to Birmingham Utilities, which became effective on November 27, 2006. Net income for the three months ended June 30, 2007 was $140,440 compared with $178,687 for the comparable 2006 period. The impact of the rate increase was offset by a decrease in H2O Services income in the second quarter of 2007 compared with 2006 due to the timing of a number of large jobs that are scheduled to be completed and billed in the third and fourth quarters of 2007.

Operating Revenues
------------------

     Operating revenues for the first six months of 2007 of $4,827,037 were 8% or $358,039 higher than the comparable 2006 period. An increase of $469,701 for the regulated operations due to the 16.2% rate increase was partially offset by decreased revenues of $111,662 from H2O Services.

     H2O Services revenues decreased by $111,662 due in part to a decline in Rhodes Pump Service revenues of $30,594 due to less demand for services. The balance of the decline in H2O Services is attributable to the timing of work in the Naugatuck Valley. Large jobs are expected to be completed and billed in the third and fourth quarters of 2007.

     Operating revenues for the three months ended June 30, 2006 were $93,245 or 4% higher than the comparable 2006 period. Increased revenues of $164,984 from the regulated operations were offset by lower H2O Services revenues of $71,739.

     H2O Services revenues decreased by $71,739 for the three month period ended June 30, 2007 as compared with the same period in 2006. Increased revenues due to more contract work done in the Eastern Division of $50,617 was more than offset by lower revenues of $126,436 due to the timing of contract work done in the Naugatuck Valley.

Operating and Maintenance Expenses
----------------------------------

     Operating and Maintenance expenses for the first six months of 2007 of $3,092,451 were $28,856 higher than operating and maintenance expenses of $3,063,595 recorded in the first six months of 2006. Increased purchased water and power costs in the regulated operations were offset by decreased salary expense due to a smaller workforce achieved through a combining of positions in the two divisions as well as lower H2O Services expenses due to less activity. The operating and maintenance expenses for the three month period ended June 30, 2007 are slightly higher than the comparable 2006 period for the same reasons noted above.

Depreciation
------------

     Depreciation expense of $547,500 for the first six months of 2007 was $9,998 higher than the comparable 2006 period, due to plant additions and improvements made over the last two years. Depreciation expense for the three month period ended June 30, 2007 was $4,999 higher than the comparable 2006 period for the same reason as noted above.

Taxes Other Than Income Taxes
-----------------------------

     Taxes other than income taxes for the six month period ended June 30, 2007 were $18,373 higher than the comparable 2006 period. Increased municipal property taxes as a result of plant additions and improvements accounts for this increase. Taxes other than income taxes for the three month period ended June 30, 2007 are $11,860 higher for the same reason as noted above.

Other Income
------------

     Other income for the first six months of 2007 was flat compared to the comparable period in 2006. Other income for the three month period ended June 30, 2007 was $10,977 lower than the second quarter of 2006. Decreased AFUDC relating to long term capital projects is the reason for the decrease.

Interest Expense
----------------

     Interest expense of $540,414 recorded in the six month period ended June 30, 2007 is $147,890 higher than the comparable 2006 period. Increased borrowing on the line of credit as well as higher variable interest rates on the line of credit accounts for the difference. Interest expense for the three month period ended June 30, 2007 is $86,846 higher than same period in 2006 also due to increased borrowings and higher interest rates as noted above.


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

     As of June 30, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2007.

     There have been no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect the Company internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 3, 2007, Dream Developers of Cape Cod, Inc. filed an action against BIW Limited and its subsidiaries in Connecticut Superior Court (Judicial District of Middlesex) seeking to recover an alleged overpayment that it claims it made to the Company in connection with the provision of water service to its residential development in Middlefield, Connecticut. Dream Developers also seeks to recover damages on various contract and tort theories, including for claimed lost or delayed sales and damage to its reputation. The Company is defending the claim and intends to pursue a claim for additional costs it incurred in connection with the provision of water service to the development that Dream Developers has failed to pay.

ITEM 5. OTHER INFORMATION

On June 29, 2007, in connection with entering into an Agreement and Plan of Merger with the South Central Connecticut Regional Water Authority and its subsidiary RWA21, Ltd., BIW Limited and its directors entered into a Voting Agreement with the South Central Connecticut Regional Water Authority pursuant to which each member of the BIW board of directors agreed to vote his or her shares (representing approximately 22% of BIW Limited's outstanding common stock) in favor of the Agreement and Plan of Merger. The foregoing description of the Voting Agreement does not purport to be complete and is qualified in its entirety by reference to the Voting Agreement, a copy of which is filed as an
Exhibit 10.1 hereto and incorporated herein by reference.

ITEM 6. EXHIBITS

10.1  Voting Agreement
31.1  Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act.
31.2  Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act.
32.1  Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         BIW Limited
                                         Registrant
Date: August 14, 2007

                                         By: /s/ John S. Tomac
                                             ------------------------
                                         John S. Tomac, President
                                         (Duly authorized officer, and
                                         chief financial officer)