Form 10-Q
period 2007-09-30
BIW LTD
filed 2007-11-14
CIK 1169237

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007
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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                  Outstanding at November 7, 2007
--------------------------                       -------------------------------
COMMON STOCK, NO PAR VALUE                                  1,679,579
================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
        --------------------

                                   BIW Limited
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (UNAUDITED)

                                                   Three Months Ended            Nine Months Ended
                                                     September 30,                 September 30,
                                                  2007           2006           2007           2006
                                               ----------     ----------     ----------     ----------
Operating revenue                              $3,008,052     $2,378,367     $7,835,089     $6,847,365
                                               ----------     ----------     ----------     ----------

Operating expenses:
  Operating expenses                            1,753,324      1,434,658      4,621,786      4,274,272
  Maintenance expenses                             77,807         87,354        301,796        311,335
  Depreciation                                    279,610        268,751        827,110        806,253
  Taxes other than income taxes                   179,546        163,630        541,660        507,371
  Taxes on income                                 137,638         63,005        235,863        115,636
                                               ----------     ----------     ----------     ----------
Total operating expenses                        2,427,925      2,017,398      6,528,215      6,014,867
                                               ----------     ----------     ----------     ----------

Operating income                                  580,127        360,969      1,306,874        832,498

Amortization of prior years'
  deferred income on land dispositions
  (net of income taxes)                              --             --             --              242

Other income, net (including allowance
  for funds used during construction of
  $20,000 in 2007 and $68,806 in 2006)             26,453         58,878         86,462        119,587
                                               ----------     ----------     ----------     ----------

Income before interest expense                    606,580        419,847      1,393,336        952,327

Interest and amortization of debt discount        276,852        264,260        817,266        656,784
                                               ----------     ----------     ----------     ----------

Net income                                        329,728     $  155,587     $  576,070     $  295,543

Retained earnings, beginning                    7,931,573      8,315,249      8,254,588      8,740,825
Dividends                                            --          284,678        569,357        850,210
                                               ----------     ----------     ----------     ----------

Retained earnings, ending                      $8,261,301     $8,186,158     $8,261,301     $8,186,158
                                               ==========     ==========     ==========     ==========

Earnings per share - basic                     $     0.20     $     0.09     $     0.34     $     0.18
                                               ==========     ==========     ==========     ==========
Earnings per share - diluted                   $     0.20     $     0.09     $     0.34     $     0.18
                                               ==========     ==========     ==========     ==========
Dividends per share                                  --       $     0.17     $     0.34     $     0.51
                                               ==========     ==========     ==========     ==========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                   BIW Limited
                           CONSOLIDATED BALANCE SHEETS

                                                                  (Unaudited)
                                                                 September 30,   December 31,
                                                                     2007            2006
                                                                 ------------    ------------
ASSETS
Utility plant                                                    $ 44,448,948    $ 42,628,195
Accumulated depreciation                                          (11,617,873)    (10,805,946)
                                                                 ------------    ------------
Net utility plant                                                  32,831,075      31,822,249
                                                                 ------------    ------------
Other property, net                                                   416,544         501,927
                                                                 ------------    ------------
Current assets:
  Accounts receivable, net of allowance for doubtful
      accounts (2007, $194,678; 2006 $225,700)                      1,552,998       1,179,559
 Accrued utility and other revenue                                    754,229         664,482
 Materials and supplies                                               420,885         312,766
 Prepayments and other current assets                                 124,152           8,135
                                                                 ------------    ------------
Total current assets                                                2,852,264       2,164,942
                                                                 ------------    ------------
Deferred charges                                                      124,841         137,007
Unamortized debt expense                                              230,703         276,999
Regulatory asset - income taxes recoverable                           672,803         672,803
Other assets                                                          952,372         910,847
                                                                 ------------    ------------
                                                                    1,980,719       1,997,656
                                                                 ------------    ------------
                                                                   38,080,602      36,486,774
                                                                 ============    ============
SHAREHOLDERS' EQUITY AND LIABILITIES
Shareholders' equity:
  Common stock, no par value; authorized 5,000,000 shares:
     issued and outstanding (2007, 1,679,579 shares; 2006,
     1,666,579 shares)                                              3,155,954       3,125,329
   Additional paid in capital                                          14,832          14,832
   Retained earnings                                                8,261,301       8,254,588
                                                                 ------------    ------------
                                                                   11,432,087      11,394,749
                                                                 ------------    ------------
 Long-term debt                                                     9,000,000       9,000,000
                                                                 ------------    ------------
 Current liabilities:
   Note payable                                                     8,930,000       7,330,000
   Accounts payable and accrued liabilities                         1,127,046       1,249,576
                                                                 ------------    ------------
   Total current liabilities                                       10,057,046       8,579,576
                                                                 ------------    ------------
Customers' advances for construction                                  607,288         611,413
Contributions in aid of construction                                3,303,759       3,209,589
Accumulated provision for pension and postretirement benefits         245,557         245,557
Regulatory liability - income taxes refundable                        111,768         111,768
Deferred income taxes                                               3,323,097       3,334,122
                                                                 ------------    ------------
                                                                    7,591,469       7,512,449
                                                                 ------------    ------------
                                                                 $ 38,080,602    $ 36,486,774
                                                                 ============    ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                   BIW Limited
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                Nine Months Ended September 30,
Cash flows from operating activities:                                2007            2006
                                                                 ------------    ------------
      Net income                                                 $    576,070    $    295,543
                                                                 ------------    ------------
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation and amortization                                         827,110         806,253
Amortization of deferred income, net of tax                              --              (242)
Deferred income taxes                                                 (11,025)        (11,025)
      Increases and decreases in assets and liabilities:
Accounts receivable and accrued utility revenue                      (463,186)         40,419
Materials and supplies                                               (108,119)        (52,038)
Prepayments                                                          (116,017)        (84,927)
Accounts payable and accrued expenses                                (122,530)        686,633
                                                                 ------------    ------------

Total adjustments                                                       6,233       1,385,073
                                                                 ------------    ------------
Net cash flows provided by operating activities                       582,303       1,680,616
                                                                 ------------    ------------

Cash flows from investing activities:
Capital expenditures - utility plant                               (1,730,708)     (2,450,580)
Capital expenditures - other property                                    (320)        (23,683)
Sale of utility plant                                                   1,927          14,610
Sale of other property                                                 68,593            --
Other assets and deferred charges, net                                 16,937        (158,378)
                                                                 ------------    ------------

Net cash flows used in investing activities                        (1,643,571)     (2,618,031)
                                                                 ------------    ------------

Cash flows from financing activities:
      Dividends paid                                                 (569,357)       (850,210)
      Exercise of stock options                                        30,625         137,625
      Advances on line of credit                                    1,600,000       1,650,000
                                                                 ------------    ------------

Net cash flows provided by financing activities                     1,061,268         937,415
                                                                 ------------    ------------

Net change in cash & cash equivalents                                    --              --
Cash & cash equivalents, beginning                                       --              --
Cash & cash equivalents, ending                                  $          0    $          0
                                                                 ============    ============
Supplemental disclosure of cash flow formation:
      Cash paid for
         Interest                                                $    839,340    $    726,708
         Income taxes                                                   9,000          12,781
Supplemental disclosure of non-cash investing activities:
      Birmingham Utilities receives contributions of
      plant from builders and developers. These contributions
      of plant are reported in utility plant and in customers'
      advances for construction. The contributions are deducted
      from construction expenditures by BUI
         Gross plant, additions                                     1,820,753       2,613,277
         Customers' advances for construction                         (90,045)       (162,697)
                                                                 ------------    ------------
         Capital expenditures, net                               $  1,730,708    $  2,450,580
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

     Birmingham Utilities' business of selling water is to a certain extent seasonal because water consumption normally increases during the warmer summer months. Another factor affecting the comparability of various accounting periods includes the timing of rate increases. In addition, H2O Services' business activities slow in the winter months. Accordingly, annualization of the results of operations for the three and nine months ended September 30, 2007 and 2006 would not necessarily accurately forecast the annual results of each year.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of BIW Limited and its wholly owned subsidiaries Birmingham Utilities, Inc. and Birmingham H2O Services, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 3 - PLAN OF MERGER

     On June 29, 2007, BIW Limited entered into an Agreement and Plan of Merger with South Central Connecticut Regional Water Authority (RWA) and RWA 21, Ltd. The Agreement and Plan of Merger provides that, upon the terms and subject to the conditions set forth in the Agreement and Plan of Merger, RWA 21, Ltd. will merge with and into BIW Limited, and BIW Limited will become a wholly-owned subsidiary of RWA. At the effective time and as a result of the merger, each share of BIW Limited common stock that is outstanding at the effective time of the merger will be converted into the right to receive $23.75 in cash, resulting in aggregate consideration of approximately $40 million. On June 29, 2007, in connection with the Agreement and Plan of Merger, BIW, Eastern Connecticut Regional Water Company, Inc. (ECRWC), an indirect, wholly-owned subsidiary of BIW Limited, and The Connecticut Water Company (CWC) entered into an Asset Purchase Agreement pursuant to which CWC agreed to purchase certain assets and to assume certain liabilities of ECRWC including assets that RWA is not lawfully permitted to acquire in connection with the merger. The purchase price for these assets is $3,490,000 to be paid in cash. The closing of the sale of assets pursuant to the Asset Purchase Agreement is conditioned upon the simultaneous consummation of the merger pursuant to the Agreement and Plan of Merger. On July 13, 2007, the Company filed a joint application with RWA and CWC to the DPUC requesting approval of the transaction. The transaction was approved by the Company's shareholders on September 26, 2007, and by the Representative Policy Board of RWA on September 20, 2007. The DPUC issued a Draft Decision on October 23, 2007 approving the transaction. A final decision is expected to be issued on November 16, 2007. The merger transaction is scheduled to close on or about January 15, 2008.

NOTE 4- WATER SERVICE RATE INCREASE

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

NOTE 5 - CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING- DILUTED

     The following table summarizes the number of common shares used in the calculation of earnings per share.

                                           Nine Months Ended          Three Months Ended
                                         9/30/07       9/30/06       9/30/07       9/30/06
                                        ---------     ---------     ---------     ---------
Weighted average shares outstanding
 for earnings per share, basic          1,675,971     1,666,163     1,678,709     1,672,786

Incremental shares from assumed
 conversion of stock options                8,833        11,579        14,302         7,663
                                        ---------     ---------     ---------     ---------
Weighted average shares outstanding
 for earnings per share, diluted        1,684,804     1,677,742     1,693,011     1,680,449
                                        =========     =========     =========     =========

NOTE 6 - PENSION AND OTHER POSTRETIREMENT BENEFITS

Net periodic pension and other postretirement benefit costs include the following components:

                                                Pension Benefits         Postretirement Benefits
                                               for the nine months         for the nine months
                                               ended September 30,         ended September 30,
                                               2007          2006          2007          2006
                                             --------      --------      --------      --------
Components of net periodic benefit cost:
  Service cost                               $ 55,263      $ 51,996      $ 21,909      $ 21,837
  Interest cost                                90,801        89,211        35,853        33,369
  Expected return on plan assets              (78,369)      (68,550)      (39,441)      (34,542)
Amortization of unrecognized
  transition obligation                         4,404         4,404        19,035        19,035
Amortization of unrecognized
 prior service cost                             3,879         3,879          --            --
Recognized net actuarial loss (gain)             --           2,859          --            (147)
                                             --------      --------      --------      --------
Net periodic benefit cost                    $ 75,978      $ 83,799      $ 37,356      $ 39,552
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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of the Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2006 should be read in conjunction with the comments below.

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

     H2O Services, the Company's non-regulated subsidiary, offers a consumer protection program for residential service lines and provides water related services to other water utilities, municipalities, contractors and individuals throughout Connecticut. H2O Services operates from both the Ansonia and Eastern Divisions. Non-regulated operations from the Ansonia Division principally relate to construction activities including the installation of water mains, services and other water related infrastructure. Non-regulated operations at the Eastern Division principally relate to the operation of other water systems not owned by the Company through contract operations.

CAPITAL RESOURCES AND LIQUIDITY

     Completion of Birmingham Utilities' Long Term Capital Improvement Program will be funded from the internal generation of funds, including rate relief, as well as the Company's ability to raise capital from external sources. For the nine months ended September 30, 2007 and 2006, BUI's additions to utility plant, net of customer advances, were $1,730,708 and $2,450,580 respectively (See Statement of Cash Flows).

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

     Note Payable consists of a $7,000,000 1-year, unsecured line of credit, which was renewed in August 2006, increased to $9,000,000 in October 2006, and will expire in December 2007. During the revolving period, Birmingham Utilities can choose between variable rate options of 30, 60, 90 or 180-day LIBOR plus 100 basis points or prime. BUI is required to pay only interest during the revolving period. The principal is payable in full at maturity. The line of credit requires the maintenance of certain financial ratios and net worth of $7,500,000. BUI was in compliance with all covenants as of September 30, 2007. The Company anticipates that it will be able to extend the maturity date of the line of credit to the January 2008 closing date of the proposed merger transaction with RWA.

Results of Operations for the nine months and three months ended
----------------------------------------------------------------
September 30, 2007 and 2006
---------------------------

Net Income
----------

     Net income for the nine months ended September 30, 2007 was $576,070 compared with $295,543 for the same 2006 period. The increase is due to the 16.2% rate increase granted to Birmingham Utilities, which became effective on November 27, 2006. Net income for the three months ended September 30, 2007 was $329,728 compared with $155,587 for the comparable 2006 period due to the rate increase.

Operating Revenues
------------------

     Operating revenues for the first nine months of 2007 of $7,835,089 were 14.4% or $987,724 above the comparable 2006 period. An increase of $891,253 for the regulated operations due to the 16.2% rate increase along with higher revenues from H2O Services of $96,471 accounts for the increase. H2O Services had increased revenues of $96,471 for the first nine months of 2007 due to higher revenues of $97,833 in the Eastern Division attributable to an increased demand for services.

     Operating revenues for the three months ended September 30, 2007 were $629,685 or 26% above the comparable 2006 period. The increase of $421,552 for the regulated operations is primarily due to the 16.2% rate increase. H2O Services had higher revenues of $208,133 for the three month period ended September 30, 2007 as compared with the same period in 2006. The timing of contract work in the Naugatuck Valley as well as more contract work in the Eastern Division accounts for the increase.

Operating and Maintenance Expenses
----------------------------------

     Operating and Maintenance expenses for the first nine months of 2007 of $4,923,582 were $337,975 or 7% higher than operating and maintenance expenses of $4,585,607 recorded in the first nine months of 2006. Increased energy costs for electric power as well as higher gasoline charges and higher purchased water costs offset by lower salary expense due to a smaller workforce in the regulated operations accounts for $58,000 of the increase while the balance of $280,000 is attributable to increased costs associated with prevailing wage contract work done by H2O Services. The operating and maintenance expenses for the three month period ended September 30, 2007 are higher than the comparable 2006 period for the same reasons.

Depreciation
------------

     Depreciation expense of $827,110 for the first nine months of 2007 is $20,857 higher than the comparable 2006 period, due to the similar levels of plant additions and improvements made over the last two years. Depreciation expense for the three month period ended September 30, 2007 was $10,859 higher than the comparable 2006 period for the same reason as noted above.

Taxes Other Than Income Taxes
-----------------------------

     Taxes other than income taxes for the nine month period ended September 30, 2007 were $34,289 higher than the comparable 2006 period. Increased municipal property taxes as a result of plant additions and improvements accounts for this increase. Taxes other than income taxes for the three month period ended September 30, 2007 were $15,916 higher than the comparable 2006 period for the same reason as noted above.

Other Income
------------

     Other income for the first nine months of 2007 was $33,125 lower than the comparable period in 2006. Decreased AFUDC relating to decreased long- term capital projects primarily in the third quarter is the reason for the decrease. Other income for the three month period ended September 30, 2006 was $32,425 lower for the same reason as noted above.

Interest Expense
----------------

     Interest expense of $817,266 recorded in the nine month period ended September 30, 2007 was $160,482 higher than the comparable 2006 period. Increased borrowings on the line of credit account for the difference. The interest expense for the three month period ended September 30, 2007 was $12,592 higher than the same period in 2006 also due to increased borrowings offset by lower interest rates in the third quarter of 2007 as compared to the same time period in 2006.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has certain exposures to market risk related to changes in interest rates. There have been no material changes in market risk since the filing of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

ITEM 4T - CONTROLS AND PROCEDURES

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

     The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive

Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2007. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2007.

     There have been no changes in the Company's internal controls that have materially affected, or are reasonably likely to materially affect the internal controls over financial reporting during the quarter ended September 30, 2007.


                           PART II. OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders of the Company held on September 26, 2007, four proposals were voted upon and approved by the Company's stockholders. A brief discussion of each proposal voted upon at the Annual Meeting, and the number of votes cast for, against and withheld, as well as the number of abstentions to each proposal and broker non-votes are set forth below.

A vote was taken for the election of eight Directors of the Company to hold office until the 2008 Annual Meeting. The aggregate numbers of shares of Common Stock voted in person or by proxy for each nominee were as follows:

                   Nominee                      For             Withheld
              -------------------            ---------          --------
              Mary Jane Burt                 1,080,898            17,991
              James E. Cohen                 1,080,130            18,759
              Betsy Henley-Cohn                987,843           111,046
              Juri Henley-Cohn                 986,355           112,534
              Alvaro da Silva                1,080,669            18,220
              B. Lance Sauerteig             1,080,667            18,222
              Kenneth E. Schaible            1,080,769            18,120
              John S. Tomac                    989,366           109,523

A vote was taken on the proposal to ratify the appointment of Dworken, Hillman, LaMorte & Sterczala, P.C. as the Company's independent registered public accounting firm for the year ending December 31, 2007. The aggregate numbers of shares of Common Stock voted in person or by proxy were as follows:

               For            Against         Abstain
            ---------         -------         -------
            1,061,508          5,033           32,349

A vote was taken on the proposal to approve an Agreement and Plan of Merger dated as of June 29, 2007 among the South Central Connecticut Regional Water Authority, RWA

21, Ltd. and BIW Limited. The aggregate numbers of shares of Common Stock voted in person or by proxy were as follows:

                                                              Broker
               For            Against         Abstain        Non-Votes
            ---------         -------         -------        ---------
            1,069,052          19,722          10,116            0

A vote was taken on the proposal to adjourn or postpone the annual meeting, if necessary or appropriate to solicit additional proxies if there were insufficient votes at the time of the annual meeting to approve the Agreement and Plan of Merger. No such adjournment or postponement was necessary. The aggregate numbers of shares of Common Stock voted in person or by proxy were as follows:

                                                              Broker
               For            Against         Abstain        Non-Votes
            ---------         -------         -------        ---------
            1,061,725          25,433          11,732            0

Except as noted above, there were no broker non-votes regarding the foregoing proposals. The foregoing proposals are described more fully in the Company's proxy statement dated August 15, 2007, filed with the Securities and Exchange Commission pursuant to Section 14 (a) of the Securities Act of 1934, as amended, and the rules and regulations promulgated thereunder.

ITEM 5 - OTHER INFORMATION

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

     On October 30, 2006, the unsecured line of credit was amended to increase the amount which can be borrowed to $9,000,000 and the term was extended until September 2007. On September 28, 2007, the maturity date of the line was further extended until December 28, 2007.

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


                                           BIW Limited
                                           Registrant
Date: November 14, 2007

                                           By: /s/ John S. Tomac
                                           ----------------------------
                                           John S. Tomac, President
                                           (Duly authorized officer, and
                                           chief financial officer)